Form 10-Q
period 1999-04-03
FRUIT OF THE LOOM LTD
filed 1999-05-18
CIK 1053303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------
                            ------------------------
                         REGISTRATION NUMBER 333-46007

                            FRUIT OF THE LOOM, LTD.
             (Exact name of registrant as specified in its charter)

               CAYMAN ISLANDS                                      NONE
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               P.O. BOX 31311 SMB
                           SAFEHAVEN CORPORATE CENTER
                       GRAND CAYMAN, CAYMAN ISLANDS, BWI
          (Address of principal executive offices, including Zip Code)

                                 (345) 949-6690
              (Registrant's telephone number, including area code)
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No [ ]

     Common shares outstanding at April 30, 1999: 66,905,348 Class A Ordinary Shares, $.01 par value, and 4 Class B Redeemable Ordinary Shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                     INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I.
            FINANCIAL INFORMATION
            Item 1.  Financial Statements
                     Condensed Consolidated Balance Sheet --
                       April 3, 1999 (Unaudited) and January 2, 1999.............      2
                     Condensed Consolidated Statement of Operations (Unaudited)
                       for the Three Months Ended April 3, 1999 and March 28,
                       1998......................................................      3
                     Condensed Consolidated Statement of Common Stockholders'
                       Equity (Unaudited) for the Three Months Ended April 3,
                       1999 and March 28, 1998...................................      4
                     Condensed Consolidated Statement of Cash Flows (Unaudited)
                       for the Three Months Ended April 3, 1999 and March 28,
                       1998......................................................      5
                     Notes to Condensed Consolidated Financial Statements
                       (Unaudited)...............................................      6
            Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     13
PART II.
            OTHER INFORMATION
            Item 6.  Exhibits and Reports on Form 8-K............................     19

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                                 APRIL 3,      JANUARY 2,
                                                                   1999           1999
                                                                -----------    ----------
                                                                (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....    $   20,400     $    1,400
  Notes and accounts receivable (less allowance for possible
     losses of $10,000 and $12,000, respectively)...........       107,100        109,700
  Inventories
     Finished goods.........................................       533,900        500,700
     Work in process........................................       209,800        183,100
     Materials and supplies.................................        73,800         58,200
                                                                ----------     ----------
          Total inventories.................................       817,500        742,000
  Other.....................................................        52,200         41,100
                                                                ----------     ----------
          Total current assets..............................       997,200        894,200
                                                                ----------     ----------
Property, Plant and Equipment...............................     1,260,100      1,192,100
  Less accumulated depreciation.............................       766,600        758,200
                                                                ----------     ----------
          Net property, plant and equipment.................       493,500        433,900
                                                                ----------     ----------
Other Assets
  Goodwill (less accumulated amortization of $342,800 and
     $336,200, respectively)................................       679,600        686,300
  Deferred income taxes.....................................        35,000         36,700
  Other.....................................................       168,900        238,700
                                                                ----------     ----------
          Total other assets................................       883,500        961,700
                                                                ----------     ----------
                                                                $2,374,200     $2,289,800
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................    $  270,500     $  270,500
  Trade accounts payable....................................        66,800        119,700
  Other accounts payable and accrued expenses...............       261,500        226,700
                                                                ----------     ----------
          Total current liabilities.........................       598,800        616,900
                                                                ----------     ----------
Noncurrent Liabilities
  Long-term debt............................................       979,000        856,600
  Other.....................................................       267,500        267,400
                                                                ----------     ----------
          Total noncurrent liabilities......................     1,246,500      1,124,000
                                                                ----------     ----------
Minority Interest...........................................        71,700             --
                                                                ----------     ----------
Common Stockholders' Equity.................................       457,200        548,900
                                                                ----------     ----------
                                                                $2,374,200     $2,289,800
                                                                ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                                APRIL 3,    MARCH 28,
                                                                  1999        1998
                                                                --------    ---------
Net sales...................................................    $408,700    $457,200
Cost of sales...............................................     314,300     309,500
                                                                --------    --------
          Gross earnings....................................      94,400     147,700
Selling, general and administrative expenses................      80,900      83,100
Goodwill amortization.......................................       6,600       6,600
                                                                --------    --------
          Operating earnings................................       6,900      58,000
Interest expense............................................     (21,600)    (24,700)
Other income -- net.........................................       5,500       4,300
                                                                --------    --------
          Earnings (loss) before income tax provision.......      (9,200)     37,600
Income tax provision........................................        (500)      6,400
Minority interest...........................................         300          --
                                                                --------    --------
          Net earnings (loss)...............................    $ (9,000)   $ 31,200
                                                                ========    ========
Earnings (loss) per common share............................    $  (0.13)   $    .43
                                                                ========    ========
Earnings (loss) per common share-assuming dilution..........    $  (0.13)   $    .43
                                                                ========    ========
Average common shares.......................................      70,400      71,800
                                                                ========    ========
Average common shares-assuming dilution.....................      70,400      72,300
                                                                ========    ========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    COMMON STOCK                ACCUMULATED
                                                   AND CAPITAL IN                  OTHER
                                          COMMON     EXCESS OF      RETAINED   COMPREHENSIVE
                                          SHARES     PAR VALUE      EARNINGS      INCOME        TOTAL
                                          ------   --------------   --------   -------------   --------
BALANCE, DECEMBER 31, 1997..............  71,901      $319,000      $140,700     $(37,600)     $422,100
                                                                                               --------
Class A shares issued upon exercise of
  options...............................     62          1,700                                    1,700
                                                                                               --------
Restricted stock --
  Compensation earned...................                   400                                      400
                                                                                               --------
Class A shares repurchased..............   (121)        (3,000)                                  (3,000)
                                                                                               --------
Net earnings............................                              31,200                     31,200
Foreign currency translation
  Adjustments -- net....................                                          (11,900)      (11,900)
                                                                                               --------
Comprehensive earnings..................                                                         19,300
                                          ------      --------      --------     --------      --------
BALANCE, MARCH 28, 1998.................  71,842      $318,100      $171,900     $(49,500)     $440,500
                                          ======      ========      ========     ========      ========
BALANCE, JANUARY 2, 1999................  72,150      $326,700      $276,600     $(54,400)     $548,900
                                                                                               --------
Restricted stock --
  Compensation earned...................                   500                                      500
                                                                                               --------
  Shares forfeited......................    (16)
Fruit of the Loom, Inc. Class B shares
  exchanged for Fruit of the Loom, Inc.
  preferred stock.......................  (5,229)      (71,700)                                 (71,700)
                                                                                               --------
Net loss................................                              (9,000)                    (9,000)
Foreign currency translation
  adjustments -- net....................                                          (11,500)      (11,500)
                                                                                               --------
Comprehensive loss......................                                                        (20,500)
                                          ------      --------      --------     --------      --------
BALANCE, APRIL 3, 1999..................  66,905      $255,500      $267,600     $(65,900)     $457,200
                                          ======      ========      ========     ========      ========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                    THREE MONTHS ENDED
                                                                ---------------------------
                                                                APRIL 3,       MARCH 28,
                                                                  1999            1998
                                                                ---------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................    $  (9,000)     $  31,200
  Adjustments to reconcile to net cash used for operating
     activities:
     Depreciation and amortization..........................       30,800         32,000
     Deferred income tax provision..........................        1,700           (100)
     Increase in working capital............................      (77,700)      (231,300)
     Other-net..............................................      (21,400)       (23,300)
                                                                ---------      ---------
       Net cash used for operating activities...............      (75,600)      (191,500)
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................       (6,700)        (6,400)
  Proceeds from asset sales.................................        5,700         21,600
  Other-net.................................................      (21,200)        (1,200)
                                                                ---------      ---------
       Net cash provided by (used for) investing
        activities..........................................      (22,200)        14,000
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................      239,700             --
  Proceeds under line-of-credit agreements..................      189,700        284,100
  Payments under line-of-credit agreements..................     (302,500)       (96,400)
  Principal payments on long-term debt and capital leases...      (10,100)        (8,400)
  Common stock issued.......................................           --          1,400
  Common stock repurchased..................................           --         (3,000)
                                                                ---------      ---------
       Net cash provided by financing activities............      116,800        177,700
                                                                ---------      ---------
Net increase in Cash and cash equivalents (including
  restricted cash)..........................................       19,000            200
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................        1,400         16,100
                                                                ---------      ---------
Cash and cash equivalents (including restricted cash) at end
  of period.................................................    $  20,400      $  16,300
                                                                =========      =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. On March 4, 1999 Fruit of the Loom, LTD. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. Hereinafter the "Company" refers to the operations of FTL, Inc. and subsidiaries through March 3, 1999 and the operations of FTL, Ltd. and subsidiaries from March 4, 1999. Hereinafter FTL, Inc. refers to the domestic subsidiary that owned all of the Company's operations as of April 3, 1999. Ownership of essentially all of the businesses or subsidiaries of the Company located outside the United States, other than certain interests of the Company in Canada and Mexico and the beneficial ownership of certain trademarks, will be transferred from FTL, Inc. to FTL, Ltd. when the Reorganization is fully implemented.

   The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes of the Company contained in FTL, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three months ended April 3, 1999 are not necessarily indicative of results that may be expected for the full year. The Condensed Consolidated Balance Sheet as of January 2, 1999, and the unaudited condensed consolidated statements of operations, common stockholders' equity and cash flows for the three months ended March 28, 1998 are consolidated statements of FTL, Inc.

   In connection with the Reorganization, all outstanding shares of Class A common stock of FTL, Inc. were automatically converted into Class A ordinary shares of FTL, Ltd., and all outstanding shares of Class B common stock of FTL, Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL, Inc. (the "FTL, Inc. Preferred Stock"). The holders of the FTL, Inc. Preferred Stock also received, in the aggregate, four Class B redeemable ordinary shares of FTL, Ltd. Except as provided by law or FTL Ltd.'s Amended and Restated Memorandum of Association, the FTL Ltd. Class B shares, in the aggregate, have voting rights equal to five times the number of shares of FTL, Inc. Preferred Stock held by William Farley and his affiliates. Therefore, each FTL Ltd. Class B share has voting rights equivalent to 6,536,776.3 votes.

   The FTL, Inc. Preferred Stock (5,229,000 shares outstanding) in the aggregate
   (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL, Inc. Class B common stock based upon the $13.71 average closing price of FTL, Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL, Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL, Inc. common stock, (v) participates with the holders of FTL, Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL, Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL, Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and (vii) has the right to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis. The minority interest in the Company is based on the liquidation preference of $71,700,000.

   The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at April 3, 1999). Preferred stockholder participation in losses is limited to the preferred stockholders' prior

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

   participation in earnings. Because FTL, Inc. had a loss in the three months ended April 3, 1999, the minority interest participation is limited to the fixed preferred dividend of $300,000 for the period.

   Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

2. No dividends were declared on the Company's common stock for the three-month periods ended April 3, 1999 and March 28, 1998.

3. The Company's effective income tax rate of 5.0% for the first three months of 1999 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and a provision for interest on prior years' taxes.

   The Company's effective income tax rate of 17% for the first three months of 1998 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

4. In 1995, management announced plans to close certain manufacturing operations and to take other actions to reduce costs and improve operations. As a result, the Company recorded charges of approximately $372,900,000 ($287,400,000 after tax) related to impairment write-downs of goodwill, costs associated with the closing or realignment of certain domestic manufacturing facilities and attendant personnel reductions and charges related to inventory write-downs and valuations, foreign operations and other corporate issues.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

   A rollforward of the 1995 special charges from January 2, 1999 through April 3, 1999 is presented below (in thousands of dollars):

                                                 RESERVE                                       RESERVE
                                                 BALANCE                                       BALANCE
                                                JANUARY 2,     CASH      INCOME      OTHER     APRIL 3,
                                                   1999      PAYMENTS   (EXPENSE)   ACTIVITY     1999
                                                ----------   --------   ---------   --------   --------
     Impairment write down of goodwill........   $    --      $   --     $    --    $    --    $    --
     Closing or realignment of manufacturing
       operations
       Loss on disposal of closed facilities,
          improvements and equipment..........        --          --          --         --         --
       Changes in estimates of insurance
          liabilities.........................     9,500       2,300          --         --      7,200
       Costs related to expected increases in
          workers' compensation and health and
          welfare costs.......................        --          --          --         --         --
       Costs related to termination of certain
          lease obligations...................        --          --          --         --         --
       Costs related to severance of the
          hourly workforce....................        --          --          --         --         --
       Other..................................       200          --          --         --        200
                                                 -------      ------     -------    -------    -------
                                                   9,700       2,300          --         --      7,400
     Severance................................        --          --          --         --         --
     Other asset write downs, valuation
       reserves and other reserves............        --          --          --         --         --
     Changes in estimates of certain retained
       liabilities of former subsidiaries.....    10,500       3,500          --         --      7,000
     Termination of management agreement......        --          --          --         --         --
                                                 -------      ------     -------    -------    -------
                                                 $20,200      $5,800     $    --    $    --    $14,400
                                                 =======      ======     =======    =======    =======

   In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. These and other special charges totalled $441,700,000 ($372,200,000 after tax).

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

   A rollforward of the 1997 special charges from January 2, 1999 through April 3, 1999 is presented below (in thousands of dollars):

                                                RESERVE                                           RESERVE
                                                BALANCE                                           BALANCE
                                               JANUARY 2,      CASH       INCOME       OTHER      APRIL 3,
                                                  1999       PAYMENTS    (EXPENSE)    ACTIVITY      1999
                                               ----------    --------    ---------    --------    --------
     Closing and disposal of U.S.
       manufacturing and distribution
       facilities
       Loss on sale of facilities,
          improvements and equipment:
          Sewing, finishing and
            distribution facilities........     $ 60,100      $   --      $   --       $   --     $ 60,100
          Impairment of mills to be sold...       75,400          --          --           --       75,400
          Lease residual guarantees........       61,000       8,400          --           --       52,600
          Other equipment..................        6,200          --          --           --        6,200
                                                --------      ------      ------       ------     --------
                                                 202,700       8,400          --           --      194,300
       Severance costs.....................          200          --          --           --          200
       Other accruals......................        2,400          --          --           --        2,400
                                                --------      ------      ------       ------     --------
                                                 205,300       8,400          --           --      196,900
                                                --------      ------      ------       ------     --------
     Impairment of European manufacturing
       and distribution facilities
       Impairment of long lived assets.....           --          --          --           --           --
       Other accruals......................        1,100          --          --          100        1,000
                                                --------      ------      ------       ------     --------
                                                   1,100          --          --          100        1,000
                                                --------      ------      ------       ------     --------
     Pro Player incentive compensation
       agreement...........................           --          --          --           --           --
                                                --------      ------      ------       ------     --------
     Other asset write-downs and reserves
       Inventory valuation provisions......           --          --          --           --           --
       Other accruals......................       11,300         200          --        1,800        9,300
                                                --------      ------      ------       ------     --------
                                                  11,300         200          --        1,800        9,300
                                                --------      ------      ------       ------     --------
     Changes in estimates of certain
       retained liabilities of former
       subsidiaries........................       10,600          --          --           --       10,600
                                                --------      ------      ------       ------     --------
               Total pretax charges........     $228,300      $8,600      $   --       $1,900     $217,800
                                                ========      ======      ======       ======     ========

   During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $4,900,000 in the first quarter of 1998.

5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at April 3, 1999 related to

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

   discontinued operations consist primarily of certain environmental reserves of approximately $30,900,000 and product liability reserves of approximately $4,000,000. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures from approximately the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

   Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 1999 and future years.

   On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are secured by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley pays an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. In addition, in October 1998, the Company advanced $3,500,000 to Mr. Farley which was repaid in March 1999.

   The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At April 3, 1999, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $28,200,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

   On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom are current or former officers of the Company, in the United States District Court for the Western District of Kentucky ("New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

   The defendants filed a motion to dismiss the action, which is fully briefed and awaiting court action. The defendants filed a motion to change venue from Bowling Green, Kentucky, and such motion is not yet fully briefed.

   Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company, but the ultimate resolution of the suit, if unfavorable, could be material to the results of operations of a particular future period.

   On August 26, 1998, Carol Bradley filed a purported derivative action on behalf of the Company, against William Farley, Richard C. Lappin, Omar Z. Al Askari, Dennis S. Bookshester, Henry A. Johnson, Mark H. McCormack, Larry K. Switzer, A. Lorne Weil and Sir Brian Wolfson, each of whom is a current or former director of the Company, and the Company, as a nominal defendant, in the Warren Circuit Court of the State of Kentucky. The plaintiff asserts various common law claims against the individual defendants including, inter alia, breach of fiduciary duty, waste of corporate assets, breach of contract and constructive fraud claims. The plaintiff also asserts an insider trading claim against defendants Farley, Lappin and Switzer. The claims asserted against the individual defendants are based on the same alleged misrepresentations and omissions which form the basis of the claims asserted by the plaintiff in the New England Action as described above. The plaintiff seeks unspecified compensatory and punitive damages, attorneys' fees and costs and ancillary relief.

   On September 18, 1998, defendant Farley, with the consent of the Company, removed the action to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. That motion is fully briefed and awaiting court action.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

6. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                      THREE MONTHS ENDED
                                                                     ---------------------
                                                                     APRIL 3,    MARCH 28,
                                                                       1999        1998
                                                                     --------    ---------
     NUMERATOR
     For basic earnings per share --
       Net earnings (loss).......................................    $(9,000)     $31,200
       Add back dividends on minority exchangeable preferred
          assumed to be converted................................         --           --
                                                                     -------      -------
     For diluted earnings per share --
       Earnings (loss) after assumed conversion..................    $(9,000)     $31,200
                                                                     =======      =======
     DENOMINATOR
     For basic earnings per common share --
       weighted average shares outstanding.......................     70,400       71,800
     Effect of dilutive employee stock options...................         --          500
     Effect of dilutive minority exchangeable preferred..........         --           --
                                                                     -------      -------
     For diluted earnings per common share --
       weighted average shares outstanding and assumed
          conversions............................................     70,400       72,300
                                                                     =======      =======
     Earnings (loss) per common share............................    $ (0.13)     $  0.43
                                                                     =======      =======
     Earnings (loss) per common share-assuming dilution..........    $ (0.13)     $  0.43
                                                                     =======      =======

   Because diluted EPS increases in the first quarter of 1999 from a loss of $(0.13) to a loss of $(0.12), the effect of the minority exchangeable preferred stock (1,700,000 weighted average shares) is antidilutive and has been ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as a loss of $(0.13) in the first quarter of 1999. The effect of employee stock options was not material in 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward Looking Information

     The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company, based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

  Results of Operations

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended April 3, 1999 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

SPECIAL CHARGES

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $4,900,000 in the first quarter of 1998.

     In connection with the transfer of substantially all of its sewing operations to offshore locations, and the related increase in the use of foreign contract manufacturers, the Company is in the process of completing enhanced inventory control procedures. Until such time as such procedures are completed, the Company remains subject to increased risks regarding the management of its inventory. These risks, such as inventory shrinkage and obsolescence, could result in the Company incurring additional write-downs; however, the Company believes it has adequate reserves for these potential write-downs. Although the Company is not currently aware of any facts that would require any substantial write-down of its inventory, there can be no assurance that write-downs will not be recognized in the future.

     The 1995 and 1997 restructuring activities are generally progressing as expected, and management currently anticipates completion of these activities by the end of 1999. There can be no assurance, however, that all activities will be completed by the end of 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

FIRST QUARTER 1999 COMPARED WITH 1998

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales).

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 3,    MARCH 28,
                                                                1999        1998
                                                              --------    ---------
Net sales...................................................   $408.7      $457.2
Gross earnings..............................................     94.4       147.7
Gross margin................................................     23.1%       32.3%
Operating earnings..........................................      6.9        58.0
Operating margin............................................      1.7%       12.7%

     First quarter net sales were $48,500,000 or 10.6% lower than the same period last year. Fourth quarter 1998 production disruptions, including Hurricane Mitch and the warm fall weather that impaired fleece sales, had a greater than anticipated impact on product availability in Retail Products and Activewear in the first quarter of 1999. Revenues were reduced by approximately $40,000,000 because production could not be increased quickly enough to meet demand. The increased demand was expected to offset a one-time decline in sales of approximately $35,000,000 from lower Gitano sales due to customer mix, the elimination of Winnie the Pooh licensed products and lower Activewear pricing. Men's and boys' underwear sales grew 11.5% compared with the first quarter of 1998. Activewear sales declined 25.9% due to price competition and product availability. Sales of sports licensed products were impacted by the NBA strike and soft demand in the sports licensed market. In Europe, sales were down on lower retail volume and unfavorable currency effects.

     Segment net sales were as follows (in millions of dollars).

                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                                APRIL 3,    MARCH 28,
                                                                  1999        1998
                                                                --------    ---------
Net Sales
     Retail Products........................................     $191.1      $196.7
     Activewear.............................................      110.1       148.6
     Sports & Licensing.....................................       32.2        42.7
     Europe.................................................       64.9        69.2
     Other..................................................       10.4          --
                                                                 ------      ------
                                                                 $408.7      $457.2
                                                                 ======      ======

     Gross earnings decreased $53,300,000 or 36.1% compared with the first quarter of 1998. Gross margin decreased 9.2 percentage points to 23.1% of sales for the quarter. Product availability and sales of higher cost inventory manufactured in 1998 impacted Retail Products and Activewear gross earnings and margin. Activewear results were further impacted by unfavorable pricing compared with the first quarter of last year. Sports & Licensing and European results were affected by lower volume.

     Operating earnings decreased $51,100,000 or 88.1% in the first quarter compared with 1998, and operating margin decreased 11.0 percentage points to 1.7% of sales. The unfavorable comparison was due to the gross earnings and margin decline noted above. Selling, general and administrative expense declined $2,200,000 or 2.6% reflecting lower advertising which more than offset additional Year 2000 remediation costs. Selling, general and administrative expense as a percent of sales increased 1.6 percentage points to 19.8%.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Segment operating earnings were as follows (in millions of dollars).

                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                                APRIL 3,    MARCH 28,
                                                                  1999        1998
                                                                --------    ---------
OPERATING EARNINGS (LOSS)
     Retail Products........................................     $ 6.5        $23.9
     Activewear.............................................      (3.3)        26.6
     Sports & Licensing.....................................      (2.6)         1.4
     Europe.................................................       7.7          8.4
     Other..................................................       5.2          4.3
     Goodwill amortization..................................      (6.6)        (6.6)
                                                                 -----        -----
                                                                 $ 6.9        $58.0
                                                                 =====        =====

     Interest expense decreased $3,100,000 or 12.6% in the first quarter compared with the same period last year. The decrease largely reflected a lower average debt level, resulting from the positive cash flow from operations in the twelve months ended April 3, 1999. Average borrowing rates were also favorable compared with the first quarter of last year.

     Other income -- net in the first quarter increased $1,200,000 over 1998. Net other income in the 1999 period included a recovery on previously settled litigation ($3,900,000) and gains on asset sales ($2,200,000) and other investments ($3,500,000). Receivable securitization costs totalled $2,400,000 in the first quarter of 1999. Net other income in the 1998 period included gains on asset sales ($6,400,000) and currency translation ($1,400,000). Receivable securitization costs totalled $3,100,000 in the first quarter of 1998.

     The Company's effective income tax rate of 5.0% for the first three months of 1999 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and a provision for interest on prior years' taxes.

     The Company's effective income tax rate of 17% for the first three months of 1998 differed from the Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, a portion of which is not deductible for Federal income taxes, and state income taxes.

     Earnings (loss) per common share, basic and diluted, consisted of a loss of $(0.13) in 1999 and earnings of $0.43 in 1998. The effects of employee stock options were immaterial in 1999, while the effect of the assumed conversion of the FTL, Inc. Preferred Stock was antidilutive and has been ignored in the 1999 period. Average common shares were lower in 1999 due to the Reorganization.

  Liquidity and Capital Resources

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding of its operations approximately $615,000,000 of revolving lines of credit. As of May 11, 1999, approximately $291,500,000 was available and unused under these facilities.

     Operating activities used a net of $75,600,000 in cash in the first quarter of 1999, compared with a net use of $191,500,000 by operations in the same 1998 period. In reconciling from net earnings (loss) to net operating cash flows, the year-to-year change reflected a reduction of $153,600,000 in the first quarter working

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

capital increase compared with 1998. Net earnings (loss) plus depreciation and amortization, however, was $41,400,000 lower than the same period last year.

     Investing activities used $22,200,000 in 1999, compared with $14,000,000 provided in the 1998 period. Proceeds from asset sales were $15,900,000 lower, and the 1999 period included a payment of $8,400,000 under the minimum value guarantee provision of the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $40,000,000 in 1999.

     Net proceeds from financing activities were $116,800,000 in 1999, down from $177,700,000 in 1998 due to the favorable comparison in operating cash flows. On March 25, 1999, FTL, Inc. issued $250,000,000 of its 8 7/8% Senior Notes due April 2006 (the "8 7/8% Senior Notes"). Net proceeds of approximately $239,700,000 were initially used to repay outstanding borrowings under FTL, Inc.'s Credit Agreement.

     In order to satisfy its repurchase obligation arising from the Reorganization, FTL, Inc. commenced an offer on April 5, 1999 to repurchase all $250,000,000 of its 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. If all holders of the 7 7/8% Senior Notes accept the purchase offer, the aggregate purchase price would be $252,500,000 plus accrued and unpaid interest. The availability under the Bank Credit Agreement created by the issuance of the 8 7/8% Senior Notes is expected to be used to satisfy FTL, Inc.'s repurchase obligations with respect to the 7 7/8% Senior Notes or to repay the 7 7/8% Senior Notes at maturity.

     In November 1996, the Company's Board of Directors authorized the purchase of up to $200,000,000 of the Company's common stock in open market and privately negotiated transactions. Total purchases under the program through January 1998 were 5,890,000 shares at an aggregate cost of $193,200,000.

     In December 1996, the Company entered into a three-year receivables purchase agreement whereby it can currently sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $205,300,000 of eligible receivables at April 3, 1999 and $220,700,000 of eligible receivables at January 2, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $175,000,000 and $208,800,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce borrowings outstanding under the Company's revolving lines of credit. Such proceeds as of January 2, 1999, included advances from the ultimate purchaser totalling $55,900,000 which were included in trade accounts payable.

     Management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs. The Company's debt instruments, principally its bank agreements, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios.

  The Euro

     The adoption of a common currency by countries of the European Economic Community beginning January 1, 1999 may ultimately expose the Company's European operations to certain risk factors such as the resulting cross-border transparency of pricing differences. Certain system conversion costs will also necessarily

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
be incurred. Because the Company already competes throughout Western Europe, however, the emergence of a single market in this region would not immediately expose the Company to increased competition and may present opportunities for further economies of scale. Management has not completed its study of the impact on the Company but anticipates no material adverse effect on the Company's financial position or results of operations. Sales in the affected countries totalled less than 10% of consolidated net sales in 1999 and 1998.

  Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management has not completed its review of FAS 133.

  Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: inventory/assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of mission-critical systems that could be affected by the Year 2000 date. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the order, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include technologies used in various aspects of the manufacturing/distribution process. In addition, the Company is gathering information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors, and continues to monitor their compliance.

     For its information technology exposures of mission critical systems, through April 3, 1999, the Company is 75% complete on the remediation phase and expects to complete software testing and deployment no later

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

than September 1999. The Company is 50% complete on the remediation phase of less critical systems, with completion of testing and redeployment phases for those systems by September 1999.

     The assessment phase of the operating equipment continued through December 1998. Remediation and replacement efforts are now underway for mission critical and higher priority equipment that is not currently Year 2000 compliant. Remediation, testing and implementation for these systems are on schedule to finish by September 1999. Non-compliant equipment that is deemed of lesser importance will be remediated or replaced by December 1999.

     The Company's order entry system interfaces directly with significant customers. The Company is in the process of working with customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by September 1999. The Company has completed its assessment and remediation of these systems. Testing and implementation has begun and is expected to be complete by September 1999.

     The Company has queried its significant suppliers and subcontractors, none of which share information systems with the Company (external agents). The Company will continue to solicit Year 2000 compliance responses from suppliers in an effort to reduce risk. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software, hardware and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $18,400,000 and is being funded through operating cash flows. Through April 3, 1999, the Company has incurred costs, related to all phases of the Year 2000 project, totaling approximately $12,200,000, all of which has been expensed, including $3,000,000 in the three months ended April 3, 1999. All remaining expenditures related to repair of hardware and software will be expensed as incurred.

     Management believes the Company has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would consider implementing remediated programs that have not been fully tested, thus putting order/invoicing systems and other mission critical programs in jeopardy. Additionally, the Company would be unable to fully manufacture or ship product if no further Year 2000 effort were expended. Finally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has determined a need for contingency plans to cover loss or disruption of critical applications, vendors, communication/community systems, and equipment. These plans were drafted in the first quarter of 1999 and will be finished/approved in the second quarter of 1999. Continuous updates will be made thereafter as more information is made available by external agents and the Company can better assess its risks.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

  3(a) Amended and Restated Memorandum of Association of Fruit of the Loom, Ltd.

  3(b)    Amended and Restated Articles of Association of Fruit of the
          Loom, Ltd.

  4(a)*   $900,000,000 Credit Agreement dated as of September 19, 1997
          (the "Credit Agreement"), among the several banks and other financial institutions from time to time parties thereto
          (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers
          Trust Company, The Bank of New York and the Bank of Nova
          Scotia, as co-agents (incorporated herein by reference to Exhibit 4(a) to Fruit of the Loom, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  4(b)*   First Amendment to Credit Agreement dated March 26, 1998;
          Second Amendment to Credit Agreement dated July 2, 1998;
          Third Amendment to Credit Agreement date December 31, 1998;
          Fourth Amendment to Credit Agreement dated March 10, 1999;
          Second Amended and Restated Pledge Agreement dated March 10,
          1999 related to the Credit Agreement; and Bond Pledge
          Agreement dated March 10, 1999 related to the Credit
          Agreement (incorporated herein by reference to Exhibit 4(c) to Fruit of the Loom, Inc.'s Annual Report on form 10-K for the year ended January 2, 1999).

  4(c)    Indenture dated as of March 25, 1999, among Fruit of the
          Loom, Inc., as issuer, Fruit of the Loom, Ltd., as
          guarantor, certain subsidiaries of Fruit of the Loom, Inc., as guarantors, and The Bank of New York, as trustee of the
          8 7/8% senior Notes due 2006.
 27       Financial Data Schedule.

---------------
* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.
  C. 20549 (Commission file No. 1-8941).

     The Registrant has not listed nor filed as an Exhibit to this Quarterly Report certain instruments with respect to long-term debt representing indebtedness of the Registrant and its subsidiaries which do not individually exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant agrees to furnish such instruments to the Securities and Exchange Commission upon request.

B. REPORTS ON FORM 8-K

     In February 1999, the Company filed a Current Report on Form 8-K dated February 17, 1999 reporting the Company's February 17, 1999 press release announcing its earnings for the three months and years ended January 2, 1999 and December 31, 1998. The financial statements attached to the press release consisted of a condensed consolidated balance sheet as of January 2, 1999 and December 31, 1998, a condensed consolidated statement of operations for the three months and years ended January 2, 1999 and December 31, 1998 and a condensed consolidated statement of cash flows for the years ended January 2, 1999 and December 31, 1998.

     In March 1999, the Company filed a Current Report on Form 8-K dated March 4, 1999, reporting the Company's press release dated March 4, 1999, announcing that as a result of the reorganization transaction completed March 4, 1999, Fruit of the Loom, Ltd., a Cayman Islands company, became the successor corporation to its subsidiary, Fruit of the Loom, Inc., a Delaware corporation, under the Securities Exchange Act of 1934, as amended, with respect to its common stock, and will succeed to Fruit of the Loom, Inc.'s reporting obligations thereunder.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -- (CONTINUED)

B. REPORTS ON FORM 8-K (CONTINUED)

     In March 1999, the Company filed a Current Report on Form 8-K dated March 24, 1999, reporting (i) the Company's press release dated March 1, 1999, announcing its intention to raise approximately $250,000,000 through an offering of senior notes to be placed privately with institutional investors, and (ii) the Company's press release dated March 18, 1999, announcing its agreement to sell $250,000,000 of its 8 7/8% Senior Notes due April 15, 2006.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FRUIT OF THE LOOM, LTD.
                                               ------------------------
                                                     (Registrant)

                                                  G. WILLIAM NEWTON
                                                ------------------------
                                                  G. William Newton
                                                Vice President Finance
                                                   and Acting Chief
                                                  Financial Officer
                                                 (Principal Financial
                                                       Officer
                                                and duly authorized to
                                                         sign
                                               on behalf of Registrant)

Date: May 18, 1999