Form 10-Q
period 1999-07-03
FRUIT OF THE LOOM LTD
filed 1999-08-17
CIK 1053303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                          Yes [X]               No [ ]

     Common shares outstanding at July 31, 1999: 66,922,956 Class A Ordinary Shares, $.01 par value, and 4 Class B Redeemable Ordinary Shares, $.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheet -- July 3, 1999
                     (Unaudited)
                     and January 2, 1999.......................................      2
                   Condensed Consolidated Statement of Operations (Unaudited)
                     for the Three and Six Months Ended July 3, 1999 and June
                     27, 1998..................................................      3
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                     for the Six Months Ended July 3, 1999 and June 27, 1998...      4
                   Notes to Condensed Consolidated Financial Statements
                     (Unaudited)...............................................      5
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     11

PART II.  OTHER INFORMATION
          Item 4.  Submission of Matters to a Vote of Security Holders.........     18
          Item 6.  Exhibits and Reports on Form 8-K............................     19

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                                JULY 3,      JANUARY 2,
                                                                 1999           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash).....  $   19,600     $    1,400
  Notes and accounts receivable (less allowance for possible
     losses of $10,000 and $12,000, respectively)...........     100,900        109,700
  Inventories
     Finished goods.........................................     549,100        500,700
     Work in process........................................     237,800        183,100
     Materials and supplies.................................      69,900         58,200
                                                              ----------     ----------
          Total inventories.................................     856,800        742,000
  Other.....................................................      43,600         41,100
                                                              ----------     ----------
          Total current assets..............................   1,020,900        894,200
                                                              ----------     ----------
Property, Plant and Equipment...............................   1,257,000      1,192,100
  Less accumulated depreciation.............................     775,400        758,200
                                                              ----------     ----------
       Net property, plant and equipment....................     481,600        433,900
                                                              ----------     ----------
Other Assets
  Goodwill (less accumulated amortization of $349,500 and
     $336,200, respectively)................................     673,000        686,300
  Deferred income taxes.....................................      44,100         36,700
  Other.....................................................     179,800        238,700
                                                              ----------     ----------
          Total other assets................................     896,900        961,700
                                                              ----------     ----------
                                                              $2,399,400     $2,289,800
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................  $   66,400     $  270,500
  Trade accounts payable....................................      63,100        119,700
  Other accounts payable and accrued expenses...............     263,800        226,700
                                                              ----------     ----------
          Total current liabilities.........................     393,300        616,900
                                                              ----------     ----------
Noncurrent Liabilities
  Long-term debt............................................   1,194,100        856,600
  Other.....................................................     290,400        267,400
                                                              ----------     ----------
          Total noncurrent liabilities......................   1,484,500      1,124,000
                                                              ----------     ----------
Minority Interest...........................................      71,700             --
                                                              ----------     ----------
Common Stockholders' Equity.................................     449,900        548,900
                                                              ----------     ----------
                                                              $2,399,400     $2,289,800
                                                              ==========     ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                --------------------    ----------------------
                                                JULY 3,     JUNE 27,    JULY 3,      JUNE 27,
                                                  1999        1998        1999         1998
                                                --------    --------    --------    ----------
Net sales.....................................  $551,700    $628,000    $960,400    $1,085,200
Cost of sales.................................   426,300     421,400     740,600       730,900
                                                --------    --------    --------    ----------
  Gross earnings..............................   125,400     206,600     219,800       354,300
Selling, general and administrative
  expenses....................................    97,500      97,200     178,400       180,300
Goodwill amortization.........................     6,700       6,700      13,300        13,300
                                                --------    --------    --------    ----------
  Operating earnings..........................    21,200     102,700      28,100       160,700
Interest expense..............................   (24,900)    (26,800)    (46,500)      (51,500)
Other income (expense) -- net.................     2,100      (4,600)      7,600          (300)
                                                --------    --------    --------    ----------
  Earnings (loss) before income tax
     provision................................    (1,600)     71,300     (10,800)      108,900
Income tax provision..........................      (100)      6,000        (600)       12,400
Minority interest.............................       800          --       1,100            --
                                                --------    --------    --------    ----------
  Net earnings (loss).........................  $ (2,300)   $ 65,300    $(11,300)   $   96,500
                                                ========    ========    ========    ==========
Earnings (loss) per common share..............  $  (0.03)   $   0.91    $  (0.16)   $     1.34
                                                ========    ========    ========    ==========
Earnings (loss) per common share -- assuming
  dilution....................................  $  (0.03)   $   0.90    $  (0.16)   $     1.33
                                                ========    ========    ========    ==========
Average common shares.........................    66,900      72,000      68,700        71,900
                                                ========    ========    ========    ==========
Average common shares -- assuming dilution....    66,900      72,800      68,700        72,500
                                                ========    ========    ========    ==========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                               JULY 3,     JUNE 27,
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................  $ (11,300)   $  96,500
  Adjustments to reconcile to net cash used for operating
     activities:
     Depreciation and amortization..........................     61,500       57,000
     Deferred income tax provision..........................     (7,300)        (900)
     Increase in working capital............................    (94,800)    (309,700)
     Other -- net...........................................    (29,900)     (38,000)
                                                              ---------    ---------
       Net cash used for operating activities...............    (81,800)    (195,100)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (22,100)     (16,100)
  Proceeds from asset sales.................................     18,300       57,600
  Other -- net..............................................    (26,300)      (1,400)
                                                              ---------    ---------
       Net cash provided by (used for) investing
        activities..........................................    (30,100)      40,100
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................    240,200           --
  Proceeds under line-of-credit agreements..................    546,300      639,600
  Payments under line-of-credit agreements..................   (425,100)    (380,200)
  Principal payments on long-term debt and capital leases...   (231,300)    (116,100)
  Common stock issued.......................................         --        6,600
  Common stock repurchased..................................         --       (3,000)
                                                              ---------    ---------
       Net cash provided by financing activities............    130,100      146,900
                                                              ---------    ---------
Net increase in Cash and cash equivalents (including
  restricted cash)..........................................     18,200       (8,100)
Cash and cash equivalents (including restricted cash) at
  beginning of period.......................................      1,400       16,100
                                                              ---------    ---------
Cash and cash equivalents (including restricted cash) at end
  of period.................................................  $  19,600    $   8,000
                                                              =========    =========

                            See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. On March 4, 1999 Fruit of the Loom, LTD. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. Hereinafter the "Company" refers to the operations of FTL, Inc. and subsidiaries through March 3, 1999 and the operations of FTL, Ltd. and subsidiaries from March 4, 1999. Hereinafter FTL, Inc. refers to the domestic subsidiary that owned all of the Company's operations as of July 3, 1999. Ownership of essentially all of the businesses or subsidiaries of the Company located outside the United States, other than certain interests of the Company in Canada and Mexico, and the beneficial ownership of certain trademarks will be transferred from FTL, Inc. to FTL, Ltd. when the Reorganization is fully implemented.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes of the Company contained in FTL, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and six months ended July 3, 1999 are not necessarily indicative of results that may be expected for the full year. The Condensed Consolidated Balance Sheet as of January 2, 1999, and the unaudited condensed consolidated statements of operations, for the three and six months ended June 27, 1998 and cash flows for the six months ended June 27, 1998 are consolidated statements of FTL, Inc.

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

     The FTL, Inc. Preferred Stock (5,229,000 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL, Inc. Class B common stock based upon the $13.71 average closing price of FTL, Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL, Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL, Inc. common stock, (v) participates with the holders of FTL, Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL, Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL, Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and
(vii) has the right to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis. The minority interest in FTL, Inc. is based on the liquidation preference of $71,700,000.

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at July 3, 1999). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

earnings. Because FTL, Inc. had a loss in the three and six months ended July 3, 1999, the minority interest participation is limited to the fixed preferred dividends of $800,000 and $1,100,000 respectively.

     Effective January 1, 1998, the Company changed its year end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. All quarterly reporting periods are prepared on a 4-4-5 accounting cycle with each quarter ending on the Saturday nearest the calendar quarter end.

     2. No dividends were declared on the Company's common stock for the six-month periods ended July 3, 1999 and June 27, 1998.

     3. There is no tax on income in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. The Company's effective income tax benefit rate of 5.0% for the first six months of 1999 largely reflected a provision projected for the year for interest on prior years' U.S. Federal income taxes and goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

     The Company's effective income tax rate of 11.4% for the first six months of 1998 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

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

     A rollforward of the 1995 special charges from January 2, 1999 through July 3, 1999 is presented below (in thousands of dollars):

                                                   RESERVE                                       RESERVE
                                                   BALANCE                                       BALANCE
                                                  JANUARY 2,     CASH      INCOME      OTHER     JULY 3,
                                                     1999      PAYMENTS   (EXPENSE)   ACTIVITY    1999
                                                  ----------   --------   ---------   --------   -------
Impairment write down of goodwill...............   $    --      $   --       $--         $--     $    --
Closing or realignment of manufacturing
  operations
  Loss on disposal of closed facilities,
    improvements and equipment..................        --          --       --          --           --
  Changes in estimates of insurance
    liabilities.................................     9,500       4,200       --          --        5,300
  Costs related to expected increases in
    workers' compensation and health and welfare
    costs.......................................        --          --       --          --           --
  Costs related to termination of certain lease
    obligations.................................        --          --       --          --           --
  Costs related to severance of the hourly
    workforce...................................        --          --       --          --           --
  Other.........................................       200          --       --          --          200
                                                   -------      ------       --          --      -------
                                                     9,700       4,200       --          --        5,500
Severance.......................................        --          --       --          --           --
Other asset write downs, valuation reserves and
  other reserves................................        --          --       --          --           --
Changes in estimates of certain retained
  liabilities of former subsidiaries............    10,500       5,400       --          --        5,100
Termination of management agreement.............        --          --       --          --           --
                                                   -------      ------       --          --      -------
                                                   $20,200      $9,600       $--         $--     $10,600
                                                   =======      ======       ==          ==      =======

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     A rollforward of the 1997 special charges from January 2, 1999 through July 3, 1999 is presented below (in thousands of dollars):

                                 RESERVE                                           RESERVE
                                 BALANCE                                           BALANCE
                                JANUARY 2,      CASH       INCOME       OTHER      JULY 3,
                                   1999       PAYMENTS    (EXPENSE)    ACTIVITY      1999
                                ----------    --------    ---------    --------    --------
CLOSING AND DISPOSAL OF U.S.
  MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Loss on sale of facilities,
     improvements and
     equipment:
     Sewing, finishing and
       distribution
       facilities.............   $ 60,100     $   100      $    --     $35,400     $ 24,600
     Impairment of mills to be
       sold...................     75,400          --           --      54,900       20,500
     Lease residual
       guarantees.............     61,000      10,900           --          --       50,100
     Other equipment..........      6,200          --           --          --        6,200
                                 --------     -------      -------     -------     --------
                                  202,700      11,000           --      90,300      101,400
  Severance costs.............        200          --           --          --          200
  Other accruals..............      2,400         500           --          --        1,900
                                 --------     -------      -------     -------     --------
                                  205,300      11,500           --      90,300      103,500
                                 --------     -------      -------     -------     --------
IMPAIRMENT OF EUROPEAN
  MANUFACTURING AND
  DISTRIBUTION FACILITIES
  Impairment of long lived
     assets...................         --          --           --          --           --
  Other accruals..............      1,100          --           --         200          900
                                 --------     -------      -------     -------     --------
                                    1,100          --           --         200          900
                                 --------     -------      -------     -------     --------
PRO PLAYER INCENTIVE
  COMPENSATION AGREEMENT......         --          --           --          --           --
                                 --------     -------      -------     -------     --------
OTHER ASSET WRITE-DOWNS AND
  RESERVES
  Inventory valuation
     provisions...............         --          --           --          --           --
  Other accruals..............     11,300         900           --       1,800        8,600
                                 --------     -------      -------     -------     --------
                                   11,300         900           --       1,800        8,600
                                 --------     -------      -------     -------     --------
CHANGES IN ESTIMATES OF
  CERTAIN RETAINED LIABILITIES
  OF FORMER SUBSIDIARIES......     10,600         500           --          --       10,100
                                 --------     -------      -------     -------     --------
          Total pretax
            charges...........   $228,300     $12,900      $    --     $92,300     $123,100
                                 ========     =======      =======     =======     ========

     Other activity includes $64,400,000 related to distribution centers and yarn mills to be retained by the Company under its current operating plan. The decision to retain one distribution center and two yarn mills at this time was the result of continuing evolution in the mix of distribution resources needed to service the

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. The Company had continued to operate these facilities pending their sale. In accordance with GAAP these facilities have been included in property, plant and equipment and are being depreciated at their impaired value which approximates current fair value. Other activity also includes an additional $25,900,000 related to facilities that have been sold.

     During the first quarter of 1998, the Company sold certain inventory which had been written down as part of the 1997 special charges. Amounts received for the inventory sold were in excess of amounts estimated, resulting in reductions in cost of sales and increases to earnings before income tax expense of $4,900,000 in the first quarter of 1998.

     5. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at July 3, 1999 related to discontinued operations consist primarily of certain environmental reserves of approximately $29,000,000 and product liability reserves of approximately $4,000,000. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures from approximately the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

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

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At July 3, 1999, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $27,100,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

     On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased Fruit of the Loom, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry
K. Switzer and John D. Wigodsky, each of whom are current or former officers of the Company, in the United States District Court for the Western District of Kentucky ("New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which is fully briefed and awaiting court action. The defendants also filed a motion to change venue from Bowling Green, Kentucky, and such motion has been denied.

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

     On September 18, 1998, defendant Farley, with the consent of the Company, removed the action to the United States District Court for the Western District of Kentucky. Those defendants subsequently filed a motion to dismiss on the ground that the plaintiff failed to make an appropriate demand on the Company prior to filing the action. In August 1999, the motion was granted in favor of the defendants and the case was dismissed.

     6. The Company's debt instruments, principally its Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios. As of the most recent covenant compliance reporting date, the Company is in compliance with all of the financial covenants under its Credit Agreement. However, it is probable the Company will not be in compliance with certain financial covenants in its Credit Agreement at the end of the third quarter. If the Company fails to comply with certain of the financial covenants in its Credit Agreement, a default will occur which will cross default to the Company's other existing debt agreements. In the event that a default does occur, the Company will need to cure the default with its bank lenders. The Company will endeavor to obtain waivers, renegotiate covenants or obtain other financing which, if obtained, will cure the

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                  (UNAUDITED)

default with its bank lenders and cure the cross default to the other existing debt agreements. However, there can be no assurance that the Company will be able to obtain waivers, renegotiate covenants or obtain other financing. If an event of default exists, the lenders are entitled to demand payment and/or foreclose upon their collateral.

     7.  Comprehensive income was as follows (in thousands of dollars):

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                            -------------------    --------------------
                                            JULY 3,    JUNE 27,    JULY 3,     JUNE 27,
                                             1999        1998        1999        1998
                                            -------    --------    --------    --------
Net earnings (loss).......................  $(2,300)   $65,300     $(11,300)   $ 96,500
Foreign currency translation
  adjustments -- net......................   (5,100)      (400)     (16,600)    (12,300)
                                            -------    -------     --------    --------
  Comprehensive income (loss).............  $(7,400)   $64,900     $(27,900)   $ 84,200
                                            =======    =======     ========    ========

     8. The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                             -------------------    --------------------
                                             JULY 3,    JUNE 27,    JULY 3,     JUNE 27,
                                              1999        1998        1999        1998
                                             -------    --------    --------    --------
NUMERATOR
For basic earnings per share --
  Net earnings (loss)......................  $(2,300)   $65,300     $(11,300)   $96,500
  Add back dividends on minority
     exchangeable preferred assumed to be
     converted.............................       --         --           --         --
                                             -------    -------     --------    -------
For diluted earnings per share --
  Earnings (loss) applicable to common
     stock after assumed conversion........  $(2,300)   $65,300     $(11,300)   $96,500
                                             =======    =======     ========    =======
DENOMINATOR
For basic earnings per common share --
  Weighted average shares outstanding......   66,900     72,000       68,700     71,900
Effect of dilutive employee stock
  options..................................       --        800           --        600
Effect of dilutive exchangeable
  preferred................................       --         --           --         --
                                             -------    -------     --------    -------
For diluted earnings per common share --
  Weighted average shares outstanding and
     assumed conversions...................   66,900     72,800       68,700     72,500
                                             =======    =======     ========    =======
Earnings (loss) per common share...........  $ (0.03)   $  0.91     $  (0.16)   $  1.34
                                             =======    =======     ========    =======
Earnings (loss) per common share --
  Assuming dilution........................  $ (0.03)   $  0.90     $  (0.16)   $  1.33
                                             =======    =======     ========    =======

     Because diluted EPS increases in the second quarter of 1999 from a loss of $(0.03) to a loss of $(0.02), and increases in the first six months from a loss of $(0.16) to a loss of $(0.14), the effect of the minority exchangeable preferred stock (5,000,000 shares in the second quarter and 3,200,000 shares in the first six months) is antidilutive and has been ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as a loss of $(0.03) in the second quarter and a loss of $(0.16) in the first six months of 1999. The effect of employee stock options was not material in 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company, based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the financial strength of the retail industry (particularly the mass merchant channel), the level of consumer spending for apparel, demand for the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities, the resolution of legal proceedings and other contingent liabilities and weather conditions in the locations in which the Company manufacturers and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended July 3, 1999 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

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

     The 1995 and 1997 restructuring activities are generally progressing as expected except for the decision to retain one distribution center and two yarn mills at this time due to continuing evolution in the mix of distribution resources needed to service the Company's customers and overcapacity in U.S. yarn production which prevented the Company from selling its two largest yarn mills at acceptable prices. Management currently anticipates completion of these activities by the end of 1999. There can be no assurance, however, that all activities will be completed by the end of 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Second Quarter and First Six Months of 1999 Compared with 1998

     The table below sets forth selected operating data (in millions of dollars and as percentages of net sales).

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                -------------------    -------------------
                                                JULY 3,    JUNE 27,    JULY 3,    JUNE 27,
                                                 1999        1998       1999        1998
                                                -------    --------    -------    --------
Net sales.....................................  $551.7      $628.0     $960.4     $1,085.2
Gross earnings................................   125.4       206.6      219.8        354.3
Gross margin..................................    22.7%       32.9%      22.9%        32.6%
Operating earnings............................    21.2       102.7       28.1        160.7
Operating margin..............................     3.8%       16.4%       2.9%        14.8%

     Net sales decreased $76,300,000 or 12.1% in the second quarter and $124,800,000 or 11.5% in the first half compared to 1998. Fourth quarter 1998 production disruptions, including Hurricane Mitch and the warm fall weather that impaired fleece sales, had a greater than anticipated impact on product availability in Retail Products and Activewear in the first half of 1999. Revenues in the second quarter and first half of 1999 were reduced by approximately $60,000,000 and $105,000,000 because production could not be increased quickly enough to meet demand. The increased demand was expected to offset a one-time decline in sales of approximately $30,000,000 and $65,000,000 in the second quarter and first half of 1999 from lower Gitano sales due to customer mix, the elimination of Winnie the Pooh licensed product and lower Activewear pricing. Men's and boy's underwear sales grew 5.7% and 7.9% in the second quarter and first half of 1999 compared with the corresponding periods of 1998. Casualwear fleece sales declined 60.7% and 58.0% in the second quarter and first half of 1999 as the Company's customers requested shipments be deferred to the third quarter. Activewear sales declined 20.2% and 22.5% in the second quarter and first half of 1999 due to price competition and product availability. Sales of sports licensed products were impacted by the soft demand in the sports licensed market. In Europe, sales were down on lower imprint and retail volume and unfavorable currency effects.

     Segment net sales were as follows (in millions of dollars).

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                -------------------    -------------------
                                                JULY 3,    JUNE 27,    JULY 3,    JUNE 27,
                                                 1999        1998       1999        1998
                                                -------    --------    -------    --------
NET SALES
  Retail Products.............................  $283.1      $299.3     $474.2     $  496.0
  Activewear..................................   172.6       216.2      282.7        364.8
  Sports & Licensing..........................    21.9        40.1       54.1         82.8
  Europe......................................    59.9        72.4      124.8        141.6
  Other.......................................    14.2          --       24.6           --
                                                ------      ------     ------     --------
                                                $551.7      $628.0     $960.4     $1,085.2
                                                ======      ======     ======     ========

     Gross earnings decreased $81,200,000 or 39.3% in the second quarter and $134,500,000 or 38.0% in the first half of 1999 compared with a year ago. Gross margin declined 10.2 percentage points to 22.7% of sales for the quarter and 9.7 percentage points to 22.9% of sales for the first half of 1999. Principal factors were lower volume and Activewear price decreases along with the sale of higher cost Retail Products and Activewear inventory manufactured in the second half of 1998. Higher costs incurred to accelerate production in the first half of 1999 will negatively impact gross earnings and margin in the second half of 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Operating earnings decreased $81,500,000 or 79.4% in the second quarter and $132,600,000 or 82.5% in the first half of 1999 compared with a year ago. Operating margin declined 12.6 percentage points to 3.8% of sales for the second quarter and 11.9 percentage points to 2.9% of sales for the first half. The unfavorable comparisons were due to the gross earnings and margin declines noted above. Selling, general and administrative expense was essentially unchanged in the second quarter and decreased $1,900,000 or 1.1% in the first half of 1999 as lower advertising more than offset additional Year 2000 remediation costs in the second quarter and first half of 1999. Selling, general and administrative expense as a percent of sales increased 2.2 percentage points to 17.7% in the second quarter and 2.0 percentage points to 18.6% in the first half on lower sales.

     Segment operating earnings were as follows (in millions of dollars).

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                ---------------------    -------------------
                                                JULY 3,      JUNE 27,    JULY 3,    JUNE 27,
                                                 1999          1998       1999        1998
                                                -------      --------    -------    --------
OPERATING EARNINGS (LOSS)
  Retail Products.............................   $20.5        $ 51.7     $ 27.1      $ 75.6
  Activewear..................................    10.2          44.2        6.8        70.8
  Sports & Licensing..........................    (4.9)         (1.4)      (7.5)         --
  Europe......................................    (1.2)         10.6        6.5        19.0
  Other.......................................     3.3           4.3        8.5         8.6
  Goodwill....................................    (6.7)         (6.7)     (13.3)      (13.3)
                                                 -----        ------     ------      ------
                                                 $21.2        $102.7     $ 28.1      $160.7
                                                 =====        ======     ======      ======

     Interest expense decreased $1,900,000 or 7.1% in the second quarter and $5,000,000 or 9.7% in the first half compared with 1998. The decrease largely reflected a lower average debt level, resulting from the positive cash flow from operations in the twelve months ended July 3, 1999. Average borrowing rates were slightly higher in 1999.

     Other income (expense) -- net in the second quarter was favorable $6,700,000 when compared to the same 1998 period. Principal factors included a gain on sale of one of the Company's distribution centers in 1999 compared with a loss on sale of the Company's denim manufacturing facility in 1998. The 1998 period, however, benefited from a reduction in the liability related to the Acme Boot guarantees. Receivable securitization costs totalled $2,100,000 in the 1999 period compared with $3,000,000 in the 1998 period.

     Other income (expense) -- net in the first half was favorable $7,900,000 when compared to the same 1998 period. The asset sale comparison was less favorable than the second quarter because the first quarter of 1998 included gains on the sale of two corporate airplanes. The first half of 1999, however, also included a recovery on previously settled litigation and gains on certain investments. Receivable securitization costs totalled $4,600,000 in the first half of 1999 compared with $6,100,000 in last year's first half.

     There is no income tax in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. The Company's effective income tax benefit rate of 5.0% for the first six months of 1999 largely reflects a provision projected for the year for interest on prior years' U.S. Federal income taxes and goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

     The Company's effective income tax rate of 11.4% for the first six months of 1998 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

lower rates than in the U.S., partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

     Earnings (loss) per common share, basic and diluted, consisted of a loss of $(0.03) in second quarter and a loss of $(0.16) in the first six months of 1999. In both 1999 periods, the effects of employee stock options were immaterial, while the effect of the assumed conversion of the FTL, Inc. Preferred Stock was antidilutive and has been ignored. Basic earnings per common share were $0.91 and $1.34 and diluted earnings per common share were $0.90 and $1.33 in the second quarter and first six months of 1998, respectively. Average common shares were lower in 1999 due to the Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated from the Company's operations are its major source of liquidity and are supplemented by funds obtained from capital markets, including bank facilities. The Company has available for the funding of its operations approximately $615,000,000 of revolving lines of credit and $250,000,000 under its receivables purchase agreement. As of August 17, 1999, approximately $39,100,000 was available and unused under the revolving lines and $33,700,000 was available and unused under the receivables purchase agreement.

     Operating activities used a net of $81,800,000 in cash in the first half of 1999, compared with a net use of $195,100,000 by operations in the same 1998 period. In reconciling from net earnings (loss) to net operating cash flows, the year-to-year change reflected a reduction of $214,900,000 in the first half working capital increase compared with 1998. Net earnings (loss) plus depreciation and amortization, however, was $103,300,000 lower than the same period last year.

     Investing activities used $30,100,000 in 1999, compared with $40,100,000 provided in the 1998 period. Proceeds from asset sales were $39,300,000 lower, and the 1999 period included a payment of $10,900,000 under the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, increased $6,000,000 compared with the first half of 1998 and is anticipated to total approximately $40,000,000 for the full year.

     Net proceeds from financing activities were $130,100,000 in 1999, down from $146,900,000 in 1998 due to the favorable comparison in operating cash flows. On March 25, 1999, FTL, Inc. issued $250,000,000 of its 8 7/8% Senior Notes due April 2006 (the "8 7/8% Senior Notes"). Net proceeds of approximately $240,200,000 were initially used to repay outstanding borrowings under FTL, Inc.'s Credit Agreement.

     In order to satisfy its repurchase obligation arising from the Reorganization, FTL, Inc. commenced an offer on April 5, 1999 to repurchase all $250,000,000 of its 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. This offer expired on May 20, 1999. Holders of $204,200,000 of aggregate principal amount of the 7 7/8% Senior Notes tendered their notes. On June 4, 1999, FTL, Inc. paid these tendering holders an aggregate purchase price of $206,300,000 plus accrued interest. The remaining $45,800,000 principal amount of the 7 7/8% senior notes will mature by the terms of the indenture for these notes on October 15, 1999. The availability under the Bank Credit Agreement created by the issuance of the 8 7/8% Senior Notes was used to repurchase the 7 7/8% Senior Notes tendered in the offer. The Company expects to repay the balance of the 7 7/8% Senior Notes at maturity through cash flow from operations and availability under the Credit Agreement.

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company has a receivables purchase agreement whereby it can currently sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varies based upon the level of eligible receivables. Under the agreement, approximately $298,000,000 of eligible receivables at July 3, 1999 and $220,700,000 of eligible receivables at January 2, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $246,300,000 and $208,800,000 from the ultimate purchaser at the respective balance sheet dates were used to reduce borrowings outstanding under the Company's revolving lines of credit. Such proceeds as of January 2, 1999, included advances from the ultimate purchaser totalling $55,900,000 which were included in trade accounts payable.

     Based on the Company's current operating and financial forecast, management believes the funding available to the Company is sufficient to meet anticipated requirements for capital expenditures, working capital and other needs. However, there can be no assurance the Company will achieve its current forecast. If the Company fails to achieve its current forecast, adequate funding under its current credit lines may not be available for operating needs. If the Company's actual performance does result in inadequate funding, the Company has several potential options including the sale of certain assets, tighter management of working capital or obtaining additional debt or equity financing through the capital markets.

     The Company's debt instruments, principally its Credit Agreement, contain covenants restricting the Company's ability to sell assets, incur debt, pay dividends and make investments and require the Company to maintain certain financial ratios. As of the most recent covenant compliance reporting date, the Company is in compliance with all of the financial covenants under its Credit Agreement. However, it is probable the Company will not be in compliance with certain financial covenants in its Credit Agreement at the end of the third quarter. If the Company fails to comply with certain of the financial covenants in its Credit Agreement, a default will occur which will cross default to the Company's other existing debt agreements. In the event that a default does occur, the Company will need to cure the default with its bank lenders. The Company will endeavor to obtain waivers, renegotiate covenants or obtain other financing which, if obtained, will cure the default with its bank lenders and cure the cross default to the other existing debt agreements. However, there can be no assurance that the Company will be able to obtain waivers, renegotiate covenants or obtain other financing. If an event of default exists, the lenders are entitled to demand payment and/or foreclose upon their collateral.

THE EURO

     The adoption of a common currency by countries of the European Economic Community beginning January 1, 1999 may ultimately expose the Company's European operations to certain risk factors such as the resulting cross-border transparency of pricing differences. Certain system conversion costs will also necessarily be incurred. Because the Company already competes throughout Western Europe, however, the emergence of a single market in this region would not immediately expose the Company to increased competition and may present opportunities for further economies of scale. Management has not completed its study of the impact on the Company but anticipates no material adverse effect on the Company's financial position or results of operations. Sales in the affected countries totalled less than 10% of consolidated net sales in 1999 and 1998.

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. As amended by FAS 137 in June 1999, the Statement is effective for years beginning after June 15, 2000, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management has not completed its review of FAS 133.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: inventory/ assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of mission-critical systems that could be affected by the Year 2000 date. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the order, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include technologies used in various aspects of the manufacturing/distribution process. In addition, the Company is gathering information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors, and continues to monitor their compliance.

     For its information technology exposures of mission critical systems, through July 3, 1999, the Company is over 95% complete on the remediation phase and expects to complete testing and deployment no later than September 1999. The Company is 90% complete on the remediation phase of less critical systems, with completion of testing and redeployment phases for those systems by September 1999. Additionally, the Company is monitoring critical software suppliers so that any compliance changes in their products will be addressed in Company systems.

     The assessment phase of the operating equipment finished December 1998. Remediation and replacement efforts are now underway for mission critical and higher priority equipment that is not currently Year 2000 compliant. Remediation, testing and implementation for these systems are scheduled to finish by September 1999. Non-compliant equipment that is deemed of lesser importance will be remediated or replaced by November 1999.

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

     The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software, hardware and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $18,400,000 and is being funded through operating cash flows. Through July 3, 1999, the Company has incurred costs, related to all phases of the Year 2000 project, totaling approximately $15,600,000, all of which has been expensed, including $3,400,000 in the three months ended July 3, 1999. All remaining expenditures related to repair of hardware and software will be expensed as incurred.

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

     The Company has determined a need for contingency plans to cover loss or disruption of critical applications, vendors, communication/community systems, and equipment. These plans were drafted in the first quarter of 1999, were completed in the second quarter, and will be approved in the third quarter of 1999. Training and other preparations for contingency plan execution will take place through December 1999 as needed. Continuous updates will be made as more information is made available by external agents and the Company can better assess its risks.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 18, 1999. Seven nominees for election as directors as described in the Company's Proxy Statement dated April 15, 1999 were submitted to shareholders, voted upon and approved by the shareholders at the meeting. The table below briefly describes the proposals and results of the shareholder votes. A total of 84,404,237 votes, or 90.8% of the possible vote based on common shares outstanding at the record date, were represented at the meeting.

                                                VOTES IN     VOTES              AUTHORITY    BROKER
                                                 FAVOR      OPPOSED   ABSTAIN   WITHHELD    NONVOTES
                                               ----------   -------   -------   ---------   --------
Proposal to elect the following seven
  directors:
Elected by holders of Class A Shares:
  Omar Z. Al Askari..........................  55,586,829     --        --      2,670,303     --
  Mark H. McCormack..........................  51,821,495     --        --      6,435,637     --
Elected by holders of Class A Shares and
  Class B Shares:
  William Farley.............................  81,711,524     --        --      2,692,713     --
  Dennis S. Bookshester......................  81,740,935     --        --      2,663,302     --
  Henry A. Johnson...........................  81,712,665     --        --      2,691,572     --
  A. Lorne Weil..............................  81,735,985     --        --      2,668,252     --
  Sir Brian Wolfson..........................  81,737,784     --        --      2,666,453     --

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

3(a)*      Amended and Restated Memorandum of Association of Fruit of
           the Loom, Ltd. (incorporated herein by reference to Exhibit
           3(a) to the Company's Quarterly Report on Form 10-Q for the
           quarter ended April 3, 1999).
3(b)*      Amended and Restated Articles of Association of Fruit of the
           Loom, Ltd. (incorporated herein by reference to Exhibit 3(b)
           to the Company's Quarterly Report on Form 10-Q for the
           quarter ended April 3, 1999).
4(a)*      $900,000,000 Credit Agreement dated as of September 19, 1997
           (the "Credit Agreement"), among the several banks and other financial institutions from time to time parties thereto
           (the "Lenders"), NationsBank, N.A., as administrative agent for the Lenders thereunder, Chase Manhattan Bank, Bankers
           Trust Company, The Bank of New York and the Bank of Nova
           Scotia, as co-agents (incorporated herein by reference to
           Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997).
4(b)*      First Amendment to Credit Agreement dated March 26, 1998;
           Second Amendment to Credit Agreement dated July 2, 1998;
           Third Amendment to Credit Agreement dated December 31, 1998;
           Fourth Amendment to Credit Agreement dated March 10, 1999;
           Second Amended and Restated Pledge Agreement dated March 10,
           1999 related to the Credit Agreement; and Bond Pledge
           Agreement dated March 10, 1999 related to the Credit
           Agreement (incorporated herein by reference to Exhibit 4(c)
           to Fruit of the Loom, Inc.'s Annual Report on Form 10-K for
           the year ended January 2, 1999).
4(c)*      Indenture dated as of March 25, 1999, among Fruit of the
           Loom, Inc., as issuer, Fruit of the Loom, Ltd., as
           guarantor, certain subsidiaries of Fruit of the Loom, Inc., as guarantors, and The Bank of New York, as trustee of the
           8 7/8% senior Notes due 2006 (incorporated herein by
           reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).
4(d)       Fifth Amendment to Credit Agreement dated July 20, 1999.
27         Financial Data Schedule.

---------------
* Document is available at the Public Reference Section of the Securities and Exchange Commission, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549 (Commission file No. 1-8941).

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

b. REPORTS ON FORM 8-K

     In June 1999, the Company filed a Current Report on Form 8-K dated June 23, 1999, reporting (i) the Company's press release dated June 16, 1999, announcing that its earnings results for the three months ended July 3, 1999 were expected to be significantly below analysts expectations, and (ii) the Company's press release dated June 22, 1999, announcing that the release date of its earnings results for the three months ended July 3, 1999, had been changed from Wednesday, July 21, 1999, to Friday, July 23, 1999, due to the delayed completion of the Company's financial statements as a result of the Fourth of July holiday.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRUIT OF THE LOOM, LTD.
                                                       (Registrant)

                                          /s/      G. WILLIAM NEWTON

                                          --------------------------------------
                                                    G. William Newton
                                                  Vice President Finance
                                            and Acting Chief Financial Officer
                                               (Principal Financial Officer
                                               and duly authorized to sign
                                                 on behalf of Registrant)

Date: August 17, 1999