Form 10-Q
period 2000-04-01
FRUIT OF THE LOOM LTD
filed 2000-05-16
CIK 1053303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-15873

                             FRUIT OF THE LOOM, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CAYMAN ISLANDS                                NONE
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                           P.O. BOX 866 GT, 3RD FLOOR
                     ANDERSON SQUARE BUILDING, SHEDDEN ROAD
                        GRAND CAYMAN, CAYMAN ISLANDS, BWI
          (ADDRESS OF PRINCIPAL REGISTERED OFFICES, INCLUDING ZIP CODE)

                                 (345) 945-8210
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

         Common shares outstanding at April 30, 2000: 66,978,520 Class A Ordinary Shares, $.01 par value, and 4 Class B Redeemable Ordinary Shares, $.01 par value.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------

PART I.  FINANCIAL INFORMATION
   Item 1. Financial Statements
           Condensed Consolidated Balance Sheet--April 1, 2000 (Unaudited)
             and January 1, 2000 .........................................................................           2
           Condensed Consolidated Statement of Operations (Unaudited)
              for the Three Months Ended April 1, 2000 and April 3, 1999 .................................           3
           Condensed Consolidated Statement of Cash Flows (Unaudited) for
              the Three Months Ended April 1, 2000 and April 3, 1999 .....................................           4
           Notes to Condensed Consolidated Financial Statements (Unaudited)...............................           5
   Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations .......................................................................          21
PART II. OTHER INFORMATION
   Item 6.  Exhibits and Reports on Form 8-K..............................................................          28

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                      APRIL 1,       JANUARY 1,
                                                                                        2000            2000
                                                                                        ----            ----
                                                                                    (UNAUDITED)

ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash).................         $    38,200      $    44,500
   Notes and accounts receivable (less allowance
      for possible losses of $30,100 and
      $35,000, respectively).............................................             238,000          232,100
   Inventories
      Finished goods.....................................................             440,200          422,800
      Work in process....................................................             161,300          169,900
      Materials and supplies.............................................              57,400           66,400
                                                                                  -----------      -----------
         Total inventories...............................................             658,900          659,100
   Net assets of discontinued operations.................................              21,100           29,300
   Other ................................................................              41,800           27,700
                                                                                  -----------      -----------
         Total current assets............................................             998,000          992,700
                                                                                  -----------      -----------
Property, Plant and Equipment............................................           1,185,300        1,204,600
   Less accumulated depreciation.........................................             797,200          797,400
                                                                                  -----------      -----------
         Net property, plant and equipment...............................             388,100          407,200
                                                                                  -----------      -----------
Other Assets
   Goodwill (less accumulated amortization of
      $358,300 and $352,100, respectively)...............................             625,000          631,200
   Other ................................................................             114,100          124,300
                                                                                  -----------      -----------
         Total other assets..............................................             739,100          755,500
                                                                                  -----------      -----------
                                                                                  $ 2,125,200      $ 2,155,400
                                                                                  ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt..................................         $   635,300      $   635,800
   Trade accounts payable................................................              48,900           31,400
   Other accounts payable and accrued expenses...........................             251,400          198,000
                                                                                  -----------      -----------
         Total current liabilities.......................................             935,600          865,200
                                                                                  -----------      -----------
Noncurrent Liabilities
   Long-term debt........................................................             600,900          593,500
   Net liabilities of discontinued operations............................               7,500            9,400
   Other ................................................................              37,700           37,900
                                                                                  -----------      -----------
         Total noncurrent liabilities....................................             646,100          640,800
                                                                                  -----------      -----------
Liabilities Subject to Compromise........................................             659,700          671,200
                                                                                  -----------      -----------
Minority Interest........................................................              71,700           71,700
                                                                                  -----------      -----------
Common Stockholders' Deficit.............................................            (187,900)         (93,500)
                                                                                  ------------     ------------
                                                                                  $ 2,125,200      $ 2,155,400
                                                                                  ===========      ===========




                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  APRIL 1,       APRIL 3,
                                                                                     2000          1999
                                                                                     ----          ----
         Net sales.......................................................       $  374,900     $   370,600
         Cost of sales...................................................          353,100         286,200
                                                                                 ---------     -----------
                Gross earnings...........................................           21,800          84,400
         Selling, general and administrative expenses....................           63,600          68,300
         Goodwill amortization...........................................            6,200           6,100
                                                                                 ---------     -----------
                Operating earnings (loss)................................          (48,000)         10,000
         Interest expense................................................          (27,100)        (20,600)
         Other income-net................................................            6,100           5,500
                                                                                 ---------     -----------
                Loss from continuing operations before
                  reorganization items and income tax provision..........          (69,000)         (5,100)
         Reorganization items............................................           (9,500)             --
                                                                                 ---------     -----------
                Loss from continuing operations before
                  income tax provision...................................          (78,500)         (5,100)
         Income tax provision............................................              700            (500)
         Minority interest...............................................               --             300
                                                                                 ---------     -----------
                Loss from continuing operations..........................          (79,200)         (4,900)
         Discontinued operations:
             Loss from Sports & Licensing operations.....................           (2,600)         (4,100)
                                                                                 ---------     -----------
                Net loss.................................................        $ (81,800)    $    (9,000)
                                                                                 ==========    ===========
         Loss per common share:
                Continuing operations....................................        $   (1.18)    $     (0.07)
                Discontinued operations:
                  Loss from Sports & Licensing operations................            (0.04)          (0.06)
                                                                                 ---------     -----------
                Net loss.................................................        $   (1.22)    $     (0.13)
                                                                                 =========     ===========
         Loss per common share - assuming dilution:
                Continuing operations....................................        $   (1.18)    $     (0.07)
                Discontinued operations:
                  Loss from Sports & Licensing operations................            (0.04)          (0.06)
                                                                                 ---------     -----------
                Net loss.................................................        $   (1.22)    $     (0.13)
                                                                                 =========     ===========
         Average common shares...........................................           67,000          70,400
                                                                                 =========     ===========
         Average common shares--assuming dilution........................           67,000          70,400
                                                                                 =========     ===========





                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                                         THREE MONTHS ENDED
                                                                                     APRIL 1,            APRIL 3,
                                                                                       2000                1999
                                                                                       ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................        $    (79,200)       $      (4,900)
   Adjustments to reconcile to net cash
      used for operating activities:
      Depreciation and amortization.......................................              30,600               30,000
      Deferred income tax provision.......................................                  --                1,700
      Decrease (increase) in working capital..............................              51,200              (76,500)
      Cash flows of discontinued operations...............................               3,600               (4,800)
      Gain on sale of marketable equity securities........................             (12,800)                  --
      Other--net..........................................................             (15,300)             (26,200)
                                                                                  ------------        -------------
         Net cash used for operating activities before
         reorganization items.............................................             (21,900)             (80,700)
      Net cash used for reorganization items:
         Professional fees paid...........................................              (1,000)                  --
                                                                                  ------------        -------------
           Net cash used for operating activities.........................             (22,900)             (80,700)
                                                                                  ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................              (2,600)              (6,500)
   Proceeds from sale of marketable equity securities.....................              13,000                   --
   Other--net.............................................................              (2,400)             (10,600)
                                                                                  ------------        -------------
         Net cash provided by (used for) investing  activities............               8,000              (17,100)
                                                                                  ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................             329,600                   --
   DIP financing payments.................................................            (320,900)                  --
   Proceeds from issuance of long-term debt...............................                  --              239,700
   Proceeds under line-of-credit agreements...............................                  --              189,700
   Payments under line-of-credit agreements...............................                  --             (302,500)
   Principal payments on long-term debt and capital leases................                (100)             (10,100)
                                                                                  ------------        -------------
        Net cash provided by financing activities.........................               8,600              116,800
                                                                                  ------------        -------------
Net increase (decrease) in Cash and cash
   equivalents (including restricted cash)................................              (6,300)              19,000
Cash and cash equivalents (including restricted
   cash) at beginning of period...........................................              44,500                1,400
                                                                                  ------------        -------------
Cash and cash equivalents (including restricted
    cash) at end of period................................................        $     38,200        $      20,400
                                                                                  ============        =============





                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. On March 4, 1999 Fruit of the Loom, Ltd. ("FTL, Ltd."), a Cayman Islands company, became the parent holding company of Fruit of the Loom, Inc. ("FTL, Inc.") pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL, Inc. on November 12, 1998. Hereinafter the "Company" refers to the operations of FTL, Inc. and subsidiaries through March 3, 1999 and the operations of FTL, Ltd. and subsidiaries from March 4, 1999. Hereinafter FTL, Inc. refers to the domestic subsidiary that owned all of the Company's operations until July 3, 1999. At the beginning of the third quarter of 1999, FTL, Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL, Ltd.

         The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three months ended April 1, 2000 are not necessarily indicative of results that may be expected for the full year.

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

         The FTL, Inc. Preferred Stock (5,229,421 shares outstanding) in the aggregate (i) has a liquidation value of $71,700,000, which is equal to the fair market value of the FTL, Inc. Class B common stock based upon the $13.71 average closing price of FTL, Inc. Class A common stock on the New York Stock Exchange for the 20 trading days prior to March 4, 1999, (ii) is entitled to receive cumulative cash dividends of 4.5% per annum of the liquidation value, payable quarterly, (iii) is exchangeable at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 FTL, Ltd. Class A ordinary shares, (iv) is convertible at the option of the holder, in whole or from time to time in part, at any time for 4,981,000 shares of FTL, Inc. common stock, (v) participates with the holders of FTL, Inc. common stock in all dividends and liquidation payments in addition to its preference payments on an as converted basis, (vi) is redeemable by FTL, Inc., at its option, after three years at a redemption price equal to the then fair market value of FTL, Inc. Preferred Stock as determined by a nationally recognized investment banking firm, and
(vii) has the right to vote on all matters put to a vote of the holders of FTL, Inc. common stock, voting together with such holders as a single class, and is entitled to the number of votes which such holder would have on an as converted basis. The minority interest in FTL, Inc. was based on the liquidation preference of $71,700,000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at April 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. reported losses throughout 1999 and in the first quarter of 2000, the minority interest participation is limited to the fixed preferred dividends. FTL, Inc. ceased recording dividends on the FTL, Inc. Preferred Stock in the first quarter of 2000 since it is an unsecured obligation on the bankruptcy date.

         2. CHAPTER 11 FILING. On December 29, 1999 (the "Petition Date"), FTL, Ltd., FTL, Inc., and 32 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 ("Chapter 11"), Title 11 of the United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL, Ltd. and FTL, Inc., as debtors and debtors-in-possession, have continued to manage and operate their assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because FTL, Ltd. and FTL, Inc. are operating as debtors-in-possession under the Bankruptcy Code, the existing directors and officers of FTL, Ltd. and FTL, Inc. continue to govern and manage the operations of FTL, Ltd. and FTL, Inc., respectively, subject to the supervision and orders of the Bankruptcy Court. In addition, on December 30, 1999 FTL, Ltd. voluntarily presented a petition to wind up the Company and obtained an order from the Grand Court of the Cayman Islands appointing provisional liquidators. FTL, Ltd.'s petition is adjourned at this time.

         Certain subsidiaries were not included in the Chapter 11 filings. Condensed consolidated financial statements of the entities in reorganization are presented herein.

         As part of the Chapter 11 cases, the Company routinely files pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about the Company, its assets, liabilities or financial performance than is contained in this report. Copies of filings in the Company's Chapter 11 cases are available during regular business hours at the office of the Clerk of the Bankruptcy Court, United States Bankruptcy Court for the District of Delaware, 5th Floor, 824 Market Street, Wilmington, Delaware 19801. Certain filings may also be reviewed on the Bankruptcy Court's electronic docket for the Company's Chapter 11 cases, which is posted on the internet www.deb.uscourts.gov.

         CAYMAN ISLANDS PROVISIONAL LIQUIDATION. On December 30, 1999, FTL, Ltd. voluntarily filed a Petition in the Grand Court of the Cayman Islands for the appointment of Theo Bullmore and Simon Whicker as Joint Provisional Liquidators ("JPL's") (Cause No. 823 of 1999). The JPL's were appointed pursuant to the Companies Law ss.99. Among Orders made by the Court on the presentation of the Petition was an Injunction restraining further proceedings in any action, suit or proceedings against FTL, Ltd. without first obtaining leave of the Court.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         Under the Companies Law ss.110 the Court conferred the powers of an Official Liquidator (ss.109) on the JPL's. Those powers include:

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

         REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization which would contemplate emergence in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. FTL, Inc. had the exclusive right to file a plan of reorganization through April 27, 2000. Due to the seasonality and magnitude of the Company's operations, and the number of interested parties asserting claims that must be resolved in the Chapter 11 cases, the plan formulation process is complex. Accordingly, the Debtors requested and received an extension of the 120 day exclusivity period. The Bankruptcy Court granted an extension of the exclusivity period through October 31, 2000. After the expiration of the extended exclusivity period, creditors will have the right to propose reorganization plans unless the Debtors request and receive a further extension of the exclusivity period. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means for satisfying claims and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. At this time it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business.

         FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, including FTL, Ltd.'s debt structure, default on all pre-petition debt, negative cash flows, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         LIABILITIES SUBJECT TO COMPROMISE. In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases, have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

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

         Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                        APRIL 1,     JANUARY 1,
                                                          2000          2000
                                                          ----          ----
                                                      (IN THOUSANDS OF DOLLARS)

       8.875% Unsecured Senior Notes..............  $    248,500     $  248,500
       Trade accounts payable.....................       113,600        113,100
       Environmental and product liability........        34,900         35,400
       Accrued severance..........................        27,400         27,400
       Deferred compensation accrual..............        16,400         16,400
       Other......................................       218,900        230,400
                                                    ------------     ----------
                                                    $    659,700     $  671,200
                                                    ============     ==========

         As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         REORGANIZATION ITEMS AND OTHER EXPENSES. Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Condensed Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim.

            On April 20, 2000 trading of the Company's Class A Ordinary Shares was suspended by the New York Stock Exchange ("NYSE"), and application will be made by the NYSE to the Securities and Exchange Commission to delist the stock. The Company's Class A Ordinary Shares continue to be traded as an over-the-counter equity security under the symbol "FTLAQ".

         On May 10, 2000 the Company received notice from the NASDAQ-AMEX Market Group (the "Exchange") that the Company has fallen below certain of the Exchange's continued listing guidelines. The Exchange is currently reviewing the Company's listing eligibility for its 7% Debentures due March 15, 2011.

         3. No dividends were declared on the Company's ordinary shares for the three-month periods ended April 1, 2000 and April 3, 1999. Management of the Company believes that no dividends will be declared on the Company's ordinary shares while the Company's Chapter 11 cases are pending.

         4. There is no income tax in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. The Company's income tax provision for the first three months of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the first quarter of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years. No future tax benefit was recorded in the first quarter of 2000 due to the Company's present inability under the Chapter 11 cases to implement certain income tax planning strategies and the expected operating loss for 2000.

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

         The Company's effective income tax rate of 9.8% for the first three months of 1999 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

         5. On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. The assets of Pro Player to be sold consist primarily of accounts receivable, inventories, property, plant and equipment and intangibles. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in the year ended January 1, 2000 for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the estimated phase-out period from February 24, 2000 through August 24, 2000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         Operating results for Pro Player are classified as Discontinued Operations in the accompanying condensed consolidated statement of operations. A portion of the Company's interest expense ($1,000,000 in each period presented) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. The Company's estimated loss on disposal of Sports & Licensing operations recorded in the fourth quarter of 1999 included a provision for Pro Player's anticipated operating losses from the February 23, 2000 measurement date until disposal. Accordingly, the portion of Pro Player's first quarter 2000 net loss attributable to the period after February 23, 2000 has been charged to the Company's reserve for loss on disposal. Results of Pro Player's operations were as follows (in thousands of dollars):

                                                                                    THREE MONTHS ENDED
                                                                                  APRIL 1,     APRIL 3,
                                                                                    2000         1999
                                                                                    ----         ----

        Net sales.........................................................  $      21,300   $     32,200
        Cost of sales.....................................................         16,900         24,000
                                                                            -------------   ------------
             Gross earnings...............................................          4,400          8,200
        Selling, general & administrative expenses........................          9,600         10,800
        Goodwill amortization.............................................            500            500
                                                                            -------------   ------------
             Operating loss...............................................         (5,700)        (3,100)
        Interest expense..................................................         (1,000)        (1,000)
        Other expense--net................................................           (100)            --
                                                                            --------------  ------------
             Net loss.....................................................         (6,800)        (4,100)
        Portion of net loss charged to reserve for loss on disposal.......          4,200             --
                                                                            -------------   ------------
             Loss from discontinued operations............................  $      (2,600)  $     (4,100)
                                                                            =============   ============


          Assets and liabilities of discontinued operations consisted of the following (in thousands of dollars):

                                                                                              APRIL 1,       JANUARY 1,
                                                                                                2000            2000
                                                                                                ----            ----

Accounts receivable.....................................................................   $    16,900     $     19,100
Inventories.............................................................................        18,500           22,400
Other current assets....................................................................            --              700
Trade accounts payable..................................................................        (1,300)              --
Other accounts payable and accrued expenses.............................................       (13,000)         (12,900)
                                                                                           -----------     ------------
    Net current assets..................................................................        21,100           29,300
                                                                                           -----------     ------------
Property, plant and equipment...........................................................         7,500            7,500
Liabilities subject to compromise.......................................................       (15,000)         (16,900)
                                                                                           -----------     ------------
    Net noncurrent liabilities..........................................................        (7,500)          (9,400)
                                                                                           ------------    ------------
    Net assets of discontinued operations...............................................   $    13,600     $     19,900
                                                                                           ============    ============

         Assets are shown at their expected net realizable values.

         6. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. These charges totaled $345,800,000 ($126,600,000 in the third quarter and $219,200,000 in the fourth quarter).

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


         A rollforward of the 1999 special charges from January 1, 2000 through April 1, 2000 is presented below (in thousands of dollars):

                                                           RESERVE                                             RESERVE
                                                         BALANCE AT                                          BALANCE AT
                                                         JANUARY 1,     CASH        INCOME      OTHER         APRIL 1,
                                                            2000      PAYMENTS     (EXPENSE)  ACTIVITY          2000
                                                            ----      --------     ---------  --------          ----

Provisions and losses on the sales of
   close-out and irregular merchandise...............  $    35,000    $     --   $        --  $     9,700    $    25,300
Severance............................................       30,600         200            --           --         30,400
Debt guarantee.......................................       30,000         700            --           --         29,300
Other asset write downs and reserves.................       72,100         600            --       13,700         57,800
                                                       -----------    --------   -----------  -----------    -----------
                                                       $   167,700    $  1,500            --  $    23,400    $   142,800
                                                       ===========    ========   ===========  ===========    ===========

         Other activity in the first quarter of 2000 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first quarter of 2000 for additional ongoing normal lower of cost or market reserves.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         A rollforward of the 1997 special charges from January 1, 2000 through April 1, 2000 is presented below (in thousands of dollars):

                                                           RESERVE                                               RESERVE
                                                           BALANCE                                               BALANCE
                                                         JANUARY 1,       CASH         INCOME       OTHER       APRIL 1,
                                                            2000        PAYMENTS      (EXPENSE)   ACTIVITY        2000
                                                            ----        --------      ---------   --------        ----

CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
Sewing, finishing and distribution facilities........     $   25,600   $     100     $     --    $      --     $    25,500
Impairment of mills to be sold.......................         13,400          --           --           --          13,400
Lease residual guarantees............................         54,200          --           --           --          54,200
Other equipment......................................          6,100          --           --           --           6,100
                                                          ----------   ---------     --------    ---------     -----------
                                                              99,300         100           --           --          99,200
Severance costs......................................            200          --           --           --             200
Other accruals.......................................          1,900          --           --           --           1,900
                                                          ----------   ---------     --------    ---------     -----------
                                                             101,400         100           --           --         101,300
                                                          ----------   ---------     --------    ---------     -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
Impairment of long lived assets......................             --          --           --           --              --
Other accruals.......................................            200          --           --          200              --
                                                          ----------   ---------     --------    ---------     -----------
                                                                 200          --           --          200              --
                                                          ----------   ---------     --------    ---------     -----------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT..........             --          --           --           --              --
                                                          ----------   ---------     --------    ---------     -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
Inventory valuation provisions.......................             --          --           --           --              --
Other accruals.......................................          4,200          --           --           --           4,200
                                                          ----------   ---------     --------    ---------     -----------
                                                               4,200          --           --           --           4,200
                                                          ----------   ---------     --------    ---------     -----------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................          9,300          --           --           --           9,300
                                                          ----------   ---------     --------    ---------     -----------
                                                          $  115,100   $     100     $     --    $     200     $   114,800
                                                          ==========   =========     ========    =========     ===========

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         A rollforward of the 1995 special charges from January 1, 2000 through April 1, 2000 is presented below (in thousands of dollars):

                                                                           RESERVE                                  RESERVE
                                                                           BALANCE                                  BALANCE
                                                                         JANUARY 1,   CASH     INCOME       OTHER  APRIL 1,
                                                                            2000    PAYMENTS  (EXPENSE)   ACTIVITY   2000
                                                                            ----    --------  ---------   --------   ----

Impairment write down of goodwill......................................    $     --   $    --     $ --   $  --   $     --
Closing or realignment of manufacturing operations:
   Loss on disposal of closed facilities, improvements and equipment...          --        --       --      --         --
   Changes in estimates of insurance liabilities.......................         500       500       --      --         --
   Costs related to expected increases in workers' compensation and
     health and welfare costs..........................................          --        --       --      --         --
   Costs related to termination of certain lease obligations...........          --        --       --      --         --
   Costs related to severance of the hourly workforce..................          --        --       --      --         --
   Other ..............................................................         200        --       --      --        200
                                                                           --------   -------     ----   -----   --------
                                                                                700       500       --      --        200
Severance..............................................................          --        --       --      --         --
Other asset write downs, valuation reserves and other reserves.........          --        --       --      --         --
Changes in estimates of certain retained liabilities
   of former subsidiaries..............................................       2,200       600       --      --      1,600
Termination of management agreement....................................          --        --       --      --         --
                                                                           --------   -------     ----   -----   --------
                                                                           $  2,900   $ 1,100     $ --   $  --   $  1,800
                                                                           ========   =======     ====   =====   ========

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         7. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at April 1, 2000 related to discontinued operations consist primarily of certain environmental reserves of approximately $32,900,000 and product liability reserves of approximately $2,000,000. The Company has purchased insurance coverage for potential cleanup cost expenditures from the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

         Generators of hazardous wastes which were disposed of at offsite locations which are now superfund sites are subject to claims brought by state and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at offsite disposal locations from waste generators under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during the remainder of 2000 and future years.

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of May 5, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through May 5, 2000, total payments made by the Company on behalf of Mr. Farley's loan aggregated $2,000,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through April 30, 2000 aggregated $700,000.

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At April 1, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $22,300,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

         On July 1, 1998, the New England Health Care Employees Pension Fund filed a purported class action on behalf of all those who purchased FTL, Inc. Class A Common Stock and publicly traded options between July 24, 1996 and September 5, 1997 (the "Class Period") against the Company and William F. Farley, Bernhard Hansen, Richard C. Lappin, G. William Newton, Burgess D. Ridge, Larry K. Switzer and John D. Wigodsky, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky (the "New England Action"). The plaintiff claims that the defendants engaged in conduct violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Act"), and that the Company and Mr. Farley are also liable under Section 20(a) of the Act. According to the plaintiff, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the Class Period, causing the plaintiff and the class to buy Company stock or options at artificially inflated prices. The plaintiff also alleges that during the Class Period, the individual defendants sold stock of the Company while possessing material non-public information. The plaintiff asks for unspecified amounts as damages, interest and costs and ancillary relief. The defendants filed a motion to dismiss the action, which was denied. The defendants filed a motion to change venue from Bowling Green, Kentucky, to Chicago, Illinois. That motion has been denied. All defendants have filed an answer to the complaint. Discovery has been initiated against the individual defendants and against certain third-parties. The Company filed a motion in the Bankruptcy Court seeking to enjoin further prosecution of the New England Action pending the consummation of a plan of reorganization. The Company and counsel for the plaintiff have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the New England Action at least until January 15, 2001, subject to certain limited document discovery against non-parties (other than any current or former officers and directors) being permitted to proceed. Also, the plaintiffs may amend the complaint to add additional parties. The action is not proceeding against the Company at this time due to the automatic stay in the bankruptcy cases.

         Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         In March and April 2000, eight putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of the Company, in the United States District Court for the Western District of Kentucky. The lawsuits contain virtually identical allegations and assert the same causes of action under the Securities Exchange Act of 1934, as amended (the "Act"). The plaintiffs claim that the defendants engaged in conduct violating Section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. According to the plaintiffs in each action, the defendants made certain material misrepresentations and failed to disclose certain material facts about the Company's condition and prospects during the alleged class period, causing the plaintiffs and the class to purchase Company stock at artificially inflated prices. The plaintiffs ask for unspecified amounts as to damages, interest and costs and ancillary relief.

     The eight putative class action lawsuits are: i) Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000; ii) Tom Maiden v. William Farley, et al., Civil Action No. 1:00 CV-49M (W.D. Ky.), filed on March 27, 2000; iii) Adele Brody v. William Farley, et al., Civil Action No. 1:00 CV-50M (W.D. Ky.), filed on March 27, 2000; iv) Gregory Nespole v. William Farley, et al., Civil Action No. 1:00 CV-53M (W.D. Ky.), filed on March 29, 2000; v) Deborah Dyckman v. William Farley, et al., Civil Action No. 1:00 CV-55M (W.D. Ky.), filed on March 30, 2000; vi) The Ezra Charitable Trust v. William Farley, et al., Civil Action No. 1:00 CV-56M (W.D. Ky.), filed on March 30, 2000; vii) Steven Clinton v. William Farley, et al., Civil Action No. 1:00 CV-59M (W.D. Ky.), filed on March 31, 2000; viii) Francis Olearczyk v. William Farley, et al., Civil Action No. 1:00 CV-79M (W.D. Ky.), filed on April 27, 2000. The Company filed a motion in the Bankruptcy Court to stay the first seven of these putative class actions pending consummation of a plan of reorganization. (The eighth action, Olearczyk v. Farley, et al., had not been filed at the time the Company originally filed its motion). The Company and counsel for the plaintiffs in the first seven putative class actions have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the seven putative class actions at least until January 15, 2001, with the following exceptions:

     (a) the plaintiffs shall be permitted to file amended complaints;

     (b) the parties may pursue the selection of a lead plaintiff, class certification and consolidation of any of the actions;

     (c) the time for defendants to answer or move with respect to any complaint shall be extended to October 31, 2000; and

     (d) the parties may pursue document discovery, subject to limitations, of certain non-parties other than the Company or current or former officers or directors.

     The Company is pursuing the same agreement with plaintiff's counsel in the Olearczyk Action.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         8.  Comprehensive loss was as follows (in thousands of dollars):

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                  APRIL 1,     APRIL 3,
                                                                    2000         1999
                                                                    ----         ----

              Net loss.........................................   $(81,800)   $  (9,000)
              Gain on marketable equity securities
                    reclassified to net loss when realized ....    (10,000)          --
              Foreign currency translation adjustments--net....     (3,200)     (11,500)
                                                                  --------    ----------
                    Comprehensive loss.........................   $(95,000)   $ (20,500)
                                                                  ========    ==========


         9. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                     APRIL 1,    APRIL 3,
                                                                       2000        1999
                                                                       ----        ----

NUMERATOR
For basic earnings per share--
    Loss from continuing operations..........................      $   (79,200)   $  (4,900)
    Discontinued operations..................................           (2,600)      (4,100)
                                                                   -----------    ---------
    Net loss.................................................      $   (81,800)   $  (9,000)
    Add back dividends on minority exchangeable
      preferred assumed to be converted......................               --           --
                                                                   -----------    ---------
For diluted earnings per share--
    Loss applicable to common
      stock after assumed conversion.........................      $   (81,800)   $  (9,000)
                                                                   ===========    ==========
DENOMINATOR
For basic earnings per common share--
    Weighted average shares outstanding......................           67,000       70,400
    Effect of dilutive employee stock options................               --           --
    Effect of dilutive exchangeable preferred................               --           --
                                                                   -----------    ---------
For diluted earnings per common share--
    Weighted average shares outstanding
       and assumed conversions...............................            67,000      70,400
                                                                   ============   =========
Loss per common share
    Continuing operations....................................      $     (1.18)   $  (0.07)
    Discontinued operations..................................            (0.04)      (0.06)
                                                                   ------------   ---------
    Net loss.................................................      $     (1.22)   $  (0.13)
                                                                   ============   =========
Loss per common share--assuming dilution:
    Continuing operations....................................      $     (1.18)   $  (0.07)
    Discontinued operations..................................            (0.04)      (0.06)
                                                                   ------------   ---------
    Net loss.................................................      $     (1.22)   $  (0.13)
                                                                   ============   =========

         Because the Company reported losses from continuing operations in both periods, the effect of the minority exchangeable preferred stock (5,200,000 shares) and employee stock options is antidilutive and has been ignored in the computation of diluted EPS.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         10. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of April 1, 2000 and January 1, 2000 and for the three months ended April 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.


                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                              April 1,          January 1,
                                                                                                 2000              2000
                                                                                                 ----              ----
                                                           ASSETS                            (Unaudited)
Current Assets
   Cash and cash equivalents (including restricted cash)................................  $         19,100 $      18,200
   Notes and accounts receivable (less allowance for possible
     losses $19,500 and of $23,600) ....................................................           172,500       179,500
   Inventories
      Finished Goods....................................................................           436,600       421,900
      Work in process...................................................................            81,200        94,100
      Materials and supplies............................................................            40,500        44,400
                                                                                          ---------------- -------------
         Total inventories..............................................................           558,300       560,400
   Net assets of discontinued operations................................................            21,100        29,300
   Other ...............................................................................            16,700         6,700
                                                                                          ---------------- -------------
         Total current assets...........................................................           787,700       794,100
                                                                                          ---------------- -------------
Property, Plant and Equipment...........................................................           924,100       923,300
   Less accumulated depreciation........................................................           669,900       657,000
                                                                                          ---------------- -------------
         Net property, plant and equipment..............................................           254,200       266,300
                                                                                          ---------------- -------------
Other Assets
   Goodwill (less accumulated amortization of $358,300 and $352,100)....................           625,000       631,200
   Investment in nondebtor subsidiaries.................................................           763,000       733,000
   Receivable from nondebtor subsidiaries...............................................            61,900        52,200
   Other ...............................................................................           107,400       117,700
                                                                                          ---------------- -------------
         Total other assets.............................................................         1,557,300     1,534,100
                                                                                          ---------------- -------------
                                                                                          $      2,599,200 $   2,594,500
                                                                                           =============== =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt.................................................  $        634,600 $     635,200
   Trade accounts payable...............................................................            25,400         7,000
   Other accounts payable and accrued expenses..........................................           166,200       109,300
                                                                                          ---------------- -------------
         Total current liabilities......................................................           826,200       751,500
                                                                                          ---------------- -------------
Noncurrent Liabilities
   Long-term debt.......................................................................           565,500       556,300
   Net liabilities of discontinued operations...........................................             7,500         9,400
   Payable to nondebtor subsidiaries....................................................            28,600            --
   Other ...............................................................................            37,800        37,800
                                                                                          ---------------- -------------
         Total noncurrent liabilities...................................................           639,400       603,500
                                                                                          ---------------- -------------
Liabilities Subject to Compromise
   Unrelated parties....................................................................           659,700       671,200
   Payable to nondebtor subsidiaries....................................................           590,100       590,100
                                                                                          ---------------- -------------
         Total liabilities subject to compromise........................................         1,249,800     1,261,300
                                                                                          ---------------- -------------
Minority interest.......................................................................            71,700        71,700
                                                                                          ---------------- -------------
Common Stockholders' Deficit............................................................         (187,900)       (93,500)
                                                                                          ---------------- -------------
                                                                                          $      2,599,200 $   2,594,500
                                                                                           =============== =============

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)

Net Sales
   Unrelated parties.....................................................................................  $     302,500
   Affiliates............................................................................................        226,200
                                                                                                           -------------
                                                                                                                 528,700
Cost of Sales
   Unrelated parties.....................................................................................        288,700
   Affiliates............................................................................................        267,900
                                                                                                           -------------
                                                                                                                 556,600
   Gross loss............................................................................................        (27,900)
Selling, general and administrative expenses.............................................................         45,700
Goodwill amortization....................................................................................          6,200
                                                                                                           -------------
   Operating loss........................................................................................        (79,800)
Interest expense.........................................................................................        (27,400)
Equity in earnings of nondebtor subsidiaries.............................................................         30,000
Other income--net........................................................................................          9,400
                                                                                                           -------------
   Loss from continuing operations before reorganization items and income tax
      provision..........................................................................................        (67,800)
Reorganization items.....................................................................................         (9,500)
                                                                                                           --------------
   Loss from continuing operations before income tax provision...........................................        (77,300)
Income tax provision.....................................................................................          1,900
                                                                                                           -------------
   Loss from continuing operations.......................................................................        (79,200)
Discontinued operations:
   Loss--Sports & Licensing operations...................................................................         (2,600)
                                                                                                           --------------
      Net loss...........................................................................................  $     (81,800)
                                                                                                           ==============

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED APRIL 1, 2000
                            (IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations.......................................................................  $     (79,200)
   Adjustments to reconcile to net cash used for operating activities:
      Equity in earnings of nondebtor subsidiaries.......................................................        (30,000)
      Depreciation and amortization......................................................................         25,500
      Decrease in working capital........................................................................         75,800
      Cash flows of discontinued operations..............................................................          3,600
      Gain on sale of marketable equity securities.......................................................        (12,800)
      Other--net.........................................................................................        (16,900)
                                                                                                           --------------
        Net cash used for operating activities before reorganization items...............................        (34,000)
      Net cash used for reorganization items:
        Professional fees paid...........................................................................         (1,000)
                                                                                                           --------------
          Net cash used for operating activities.........................................................        (35,000)
                                                                                                           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..................................................................................         (1,800)
   Proceeds from sale of marketable equity securities....................................................         13,000
   Affiliate notes and accounts receivable...............................................................         (9,700)
   Other--net............................................................................................         (2,400)
                                                                                                           --------------
          Net cash used for investing activities.........................................................           (900)
                                                                                                           --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds................................................................................        329,600
   DIP financing payments................................................................................       (320,900)
   Affiliate notes and accounts payable..................................................................         28,100
                                                                                                           -------------
          Net cash provided by financing activities......................................................         36,800
                                                                                                           -------------
Net increase in cash and cash equivalents (including restricted cash)....................................            900
Cash and cash equivalents (including restricted cash) at beginning of period.............................         18,200
                                                                                                           -------------
Cash and cash equivalents (including restricted cash) at end of period...................................  $      19,100
                                                                                                           =============

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

         On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company continues to review the divestiture of certain non-core assets. A gain or loss may be recorded on the divestitures but the amount cannot be determined at this time. In addition, restructuring costs may be incurred which the Company is unable to quantify at this time.

         On December 29, 1999, the Debtors filed voluntary petitions for relief under Chapter 11 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. For further discussion of the Chapter 11 cases, see Notes to Condensed Consolidated Financial Statements.

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

         The Company's consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Chapter 11 filing, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see LIQUIDITY AND CAPITAL RESOURCES and Notes to Condensed Consolidated Financial Statements). As a result of the filing and related circumstances, however, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended April 1, 2000 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. No amounts were charged to results of operations during the first quarter of 2000 or the first quarter of 1999 related to the above noted special charges.

First Quarter of 2000 versus First Quarter of 1999

         The table below sets forth selected operating data (in millions of dollars and as percentages of net sales).

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                   APRIL 1,    APRIL 3,
                                                     2000        1999
                                                     ----        ----

                  Net sales......................  $ 374.9    $ 370.6
                  Gross earnings.................     21.8       84.4
                  Gross margin...................      5.8%      22.8%
                  Operating earnings (loss)......    (48.0)      10.0
                  Operating margin...............    (12.8%)      2.7%

         Net sales increased $4,300,000 or 1.2% in the first quarter of 2000 compared to the first quarter of 1999. Retail product sales increased $10,500,000 or 5.7% over the first quarter of 1999. Casualwear jersey sales increased $6,500,000 or 32.3% over the first quarter of 1999 due to strong demand at a major customer. Men's and boys' underwear sales increased by $4,700,000 or 4.1% over the first quarter of 1999. Childrenswear and international retail products also experienced increases in sales in the first quarter of 2000. These increases were partially offset by decreases in sales of intimate apparel in the first quarter of 2000 which resulted from reduced point of sale at retail and reduction in product offerings. Activewear sales increased $14,400,000 or 13.1% in the first quarter of 2000 and reflect favorable market conditions for T-shirts and improved product availability in the first quarter of 2000 compared to the first quarter of 1999. The activewear volume increases more than offset a decrease in selling prices in the first quarter of 2000 as compared to the first quarter of 1999; however, activewear prices increased in the first quarter of 2000 compared to the fourth quarter of 1999. European sales declined $10,700,000 or 16.5% in the first quarter of 2000 compared to the first quarter of 1999 due primarily to price decreases on retail products and lower volume of retail products. The reduction in retail volume reflected the continuing impact of the Company's decision to pursue the up-market retail channel in 1999. The European sales decline was partially offset by additional sales of closeouts. Closeouts accounted for approximately 59% of European retail sales in the first quarter of 2000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Segment net sales were as follows (in millions of dollars).

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                     APRIL 1,    APRIL 3,
                                                       2000        1999
                                                       ----        ----

                      NET SALES
                      Retail Products.............. $  195.7    $ 185.2
                      Activewear...................    124.5      110.1
                      Europe.......................     54.2       64.9
                      Other........................      0.5       10.4
                                                    --------    -------
                                                   $   374.9    $ 370.6
                                                   =========    =======

         Gross earnings decreased $62,600,000 or 74.2% in the first quarter of 2000 compared to the first quarter of 1999. Gross margin declined 17.0 percentage points to 5.8% of sales for the first quarter of 2000. Higher production costs accounted for $53,400,000 of the decline and price decreases (principally domestic activewear) aggregated $6,100,000. Amounts charged to cost of sales in the first quarter of 2000 represent costs incurred in the third quarter of 1999 when the inventory that was sold in the first quarter of 2000 was manufactured. Management believes production costs in the first quarter of 2000 were significantly less than the manufacturing costs incurred in the third quarter of 1999. Accordingly, the Company expects an improvement in gross margin in the third quarter of 2000 after the effect of higher production and inventory costs are charged to cost of sales in the first half of 2000. In addition, the Company provided an additional $6,500,000 for physical inventory losses in the first quarter of 2000 as compared to the first quarter of 1999 based upon full year 1999 physical inventory results. These decreases were partially offset by additional sales volume which increased gross earnings by $6,800,000 in the first quarter of 2000.

         The Company experienced an operating loss in the first quarter of 2000 of $48,000,000 compared to operating earnings of $10,000,000 in the first quarter of 1999. Offsetting the decrease in gross earnings were lower selling, general, and administrative expenses of $4,700,000 in the first quarter of 2000 compared to the first quarter of 1999, principally due to expenditures for Y2K remediation in 1999 and lower advertising and promotion and office expenses in 2000. In addition, the consolidation of the Company's sales and marketing organization resulted in lower selling, general and administrative expenses in the first quarter of 2000. Selling, general and administrative expenses as a percent of net sales decreased 1.4 percentage points to 17.0% in the first quarter of 2000.

         Segment operating earnings (loss) were as follows (in millions of dollars).

                                                       THREE MONTHS ENDED
                                                       APRIL 1,    APRIL 3,
                                                         2000        1999

                      OPERATING EARNINGS (LOSS)
                      Retail Products.............. $   (26.2)  $     6.6
                      Activewear...................     (22.2)       (3.3)
                      Europe.......................       2.3         7.7
                      Other........................       4.3         5.1
                      Goodwill.....................      (6.2)       (6.1)
                                                    ---------   ---------
                                                    $   (48.0)  $    10.0
                                                    ==========  =========

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                   PART I. FINANCIAL INFORMATION - (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Interest expense increased $6,500,000 to $27,100,000 in the first quarter of 2000 compared to the first quarter of 1999. The increase reflected a higher average interest rate. The Company also had a higher average borrowing level in the first quarter of 2000. The higher average borrowing level in the first quarter of 2000 reflected the elimination of the Company's accounts receivable securitization in the fourth quarter of 1999. Although the average borrowing level was higher in the first quarter of 2000 as compared to the first quarter of 1999, the Company did not record interest on $248,500,000 of unsecured 87/8% senior notes (the "Unsecured Notes") in the first quarter of 2000 in accordance with SOP 90-7. The Unsecured Notes are included in Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheet.

         Other income-net in the first quarter of 2000 increased $600,000 compared to the first quarter of 1999. Principal components of net other income in the first quarter of 2000 included a $12,800,000 gain on the sale of marketable equity securities partially offset by bank fees of $2,900,000, unfavorable currency translation of $2,100,000 and adequate protection payments (interest payments) in the amount of $1,200,000 related to the guarantee of personal indebtedness of the Company's former Chairman. Principal components of net other income in the first quarter of 1999 included a $3,900,000 gain on previously settled litigation, a $3,500,000 gain on marketable equity securities and a $2,200,000 gain on the sale of property, plant and equipment. These favorable impacts were partially offset by asset securitization expense of $2,400,000 and bank fees (including amortization) of $1,900,000.

         Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items in the first quarter of 2000 aggregated $9,500,000 and consisted of professional fees, including legal, accounting and other services provided to the Company during the Chapter 11 cases.

         There is no income tax in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. The Company's income tax provision for the first three months of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the first quarter of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years. No future tax benefit was recorded in the first quarter of 2000 due to the Company's present inability under the Chapter 11 cases to implement certain income tax planning strategies and the expected operating loss for 2000.

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

         The Company's effective income tax rate of 9.8% for the first three months of 1999 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of foreign earnings, certain of which are taxed at lower rates than in the U.S., and to reduction of deferred tax asset valuation allowances attributable to 1997 special charges. These favorable factors were partially offset by goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes, and state income taxes.

         Loss per common share, basic and diluted, consisted of a loss of $(1.18) and ($.04) from continuing operations and discontinued operations, respectively, in the first quarter of 2000. Loss per common share, basic and diluted, consisted of a loss of ($.07) and ($.06) from continuing operations and discontinued operations, respectively, in the first quarter of 1999. Average common shares were lower in 2000 due to the Cayman Reorganization.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50%-65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability, based on eligible accounts receivable and inventory, under the DIP Facility at May 5, 2000 was $258,400,000.

         The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on June 30, 2001. The DIP Facility is secured by substantially all of the assets of FTL, Ltd. and its subsidiaries and a perfected pledge of stock of substantially all FTL, Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined, limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures to a maximum of $46,000,000. The Company expects to submit a reorganization plan prior to the expiration of the DIP Facility. A component of that plan will be a financing agreement to succeed the DIP Facility.

         Cash used for operating activities totaling $22,900,000 in the first quarter of 2000 and $80,700,000 in the first quarter of 1999 largely reflected the Company's seasonal build in inventory. In addition, in the first quarter of 1999, the Company repaid $55,900,000 of excess amounts advanced at January 2, 1999 by the ultimate purchaser of accounts receivables in connection with the Company's accounts receivable securitization. This amount was included in accounts payable at January 2, 1999.

         In the first quarter of 2000, the primary factors in reconciling from the loss from continuing operations of $79,200,000 to cash used for operating activities of $22,900,000 were a decrease in working capital of $51,200,000 and depreciation and amortization of $30,600,000, partially offset by a gain on the sale of marketable equity securities of $12,800,000. Cash flows provided by discontinued operations aggregated 3,600,000 in the first quarter of 2000.

         In the first quarter of 1999, the primary factors in reconciling from the loss from continuing operations of $4,900,000 to cash used for operating activities totaling $80,700,000 were an increase in working capital of $76,500,000 and currency translation of $7,600,000, partially offset by depreciation and amortization of $30,000,000. Cash flows from discontinued operations represented a use of $4,800,000 in the first quarter of 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                   PART I. FINANCIAL INFORMATION - (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash provided by investing activities in the first quarter of 2000 was $8,000,000 compared with cash used for investing activities totaling $17,100,000 in the first quarter of 1999. Capital expenditures were lower ($2,600,000 in the first quarter of 2000 compared with $6,500,000 in the first quarter of 1999). In addition, proceeds from the sale of marketable equity securities aggregated $13,000,000 in the quarter of 2000. Net cash used for investing activities in the first quarter of 1999 included payments of $8,400,000 under the minimum value guarantee provision of the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $40,000,000 in 2000.

         Net cash provided by financing activities was $8,600,000 in the first quarter of 2000 (consisting of net proceeds from DIP financing), compared with net cash provided by financing activities of $116,800,000 in the first quarter of 1999 due to the unfavorable operating and investing cash flows and to cash retained.

         In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at April 1, 2000. Under the agreement, approximately $205,200,000 of eligible receivables at April 3, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $175,000,000 from the ultimate purchaser outstanding at April 3, 1999 were used to reduce borrowings under the Company's revolving lines of credit.

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

         The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. The Company is in default under the debt instruments.

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

4(b)* Rights Agreement, dated as of March 8, 1996 between Fruit the Loom, Inc. and Chemical Mellon Shareholder Services, L.L.C., Rights Agent (incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

4(c)* First Amendment to Credit Agreement dated March 26, 1998; Second Amendment to Credit Agreement dated July 2, 1998; Third Amendment to Credit Agreement dated December 31, 1998; Fourth Amendment to Credit Agreement dated March 10, 1999; Second Amended and Restated Pledge Agreement dated March 10, 1999 related to the Credit Agreement; and Bond Pledge Agreement dated March 10, 1999 related to the Credit Agreement (incorporated herein by reference to Exhibit 4(c) to Fruit of the Loom, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999).

4(d)* Indenture dated as of March 25, 1999, among Fruit of the Loom, Inc., as issuer, Fruit of the Loom, Ltd., as guarantor, certain subsidiaries of Fruit of the Loom, Inc., as guarantors, and The Bank of New York, as trustee of the 87/8% senior Notes due 2006 (incorporated herein by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999).

4(e)* Fifth Amendment to Credit Agreement dated July 20, 1999 (incorporated herein by reference to exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).

4(f)* Security Agreement dated March 10, 1999 (incorporated herein by reference to Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(g)* First Amendment to Security Agreement dated July 20, 1999 (incorporated herein by reference to Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(h)* Sixth Amendment to Credit Agreement and Limited Waiver dated October 13, 1999 (incorporated herein by reference to Exhibit 4(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

4(i)* Loan and Security Agreement dated as of October 29, 1999, among the financial institutions from time to time parties thereto (the "Bank Lenders"), Bank of America, National Association as administrative "Agent" for the Bank Lenders, Banc of America Securities LLC, as "Syndication Agent", and FTL Receivables Company, as "Borrower" (incorporated herein by reference to Exhibit 4(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999).

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

A.       EXHIBITS (CONTINUED)

4(j)* $625,000,000 Debtor-in-Possession Credit Facility dated as of December 29, 1999, with Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1999).

27       Financial Data Schedule.

*        Previously filed.

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

B.  REPORTS ON FORM 8-K
         No reports on Form 8-K were filed by the Registrant during the quarter ended April 1, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FRUIT OF THE LOOM, LTD.
                                                        (REGISTRANT)


                                         /s/          G. WILLIAM NEWTON
                                         ---------------------------------------
                                                      G. William Newton
                                                   Vice President Finance
                                             and Acting Chief Financial Officer
                                                (Principal Financial Officer
                                                 and duly authorized to sign
                                                  on behalf of Registrant)

Date: May 16, 2000