Form 10-Q
period 2000-07-01
FRUIT OF THE LOOM LTD
filed 2000-08-15
CIK 1053303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                                 Yes |X| No |_|

         Common shares outstanding at July 31, 2000: 66,992,523 Class A Ordinary Shares, $.01 par value, and 4 Class B Redeemable Ordinary Shares, $.01 par value.


                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE NO.
PART I. FINANCIAL INFORMATION
          Item 1. Financial Statements
                  Condensed Consolidated Balance Sheet--July 1, 2000 (Unaudited)
                      and January 1, 2000 .............................................    2
                  Condensed Consolidated Statement of Operations (Unaudited)
                      for the Three and Six Months Ended July 1, 2000 and July 3, 1999     3
                  Condensed Consolidated Statement of Cash Flows (Unaudited) for
                      the Six Months Ended July 1, 2000 and July 3, 1999 ..............    4
                  Notes to Condensed Consolidated Financial Statements (Unaudited) ....    5
          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...............................................   21
PART II. OTHER INFORMATION
          Item 6. Exhibits and Reports on Form 8-K ....................................   30

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                             JULY 1,       JANUARY 1,
                                                              2000            2000
                                                           -----------    -----------
                                                           (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash)   $    50,700    $    44,500
   Notes and accounts receivable (less allowance
      for possible losses of $36,000 and
      $35,000, respectively) ...........................       264,800        232,100
   Inventories
      Finished goods ...................................       422,900        422,800
      Work in process ..................................       146,100        169,900
      Materials and supplies ...........................        54,500         66,400
                                                           -----------    -----------
         Total inventories .............................       623,500        659,100

   Net assets of discontinued operations ...............         3,800         29,300
   Other ...............................................        47,100         27,700
                                                           -----------    -----------
         Total current assets ..........................       989,900        992,700
                                                           -----------    -----------

Property, Plant and Equipment ..........................     1,178,900      1,204,600
   Less accumulated depreciation .......................       810,000        797,400
                                                           -----------    -----------
         Net property, plant and equipment .............       368,900        407,200
                                                           -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of
      $364,400 and $352,100, respectively) .............       618,900        631,200
   Other ...............................................       106,400        124,300
                                                           -----------    -----------
         Total other assets ............................       725,300        755,500
                                                           -----------    -----------

                                                           $ 2,084,100    $ 2,155,400
                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt ................   $   644,600    $   635,800
   Trade accounts payable ..............................        43,600         31,400
   Other accounts payable and accrued expenses .........       269,100        198,000
                                                           -----------    -----------
         Total current liabilities .....................       957,300        865,200
                                                           -----------    -----------
Noncurrent Liabilities
   Long-term debt ......................................       605,700        593,500
   Net liabilities of discontinued operations ..........         6,900          9,400
   Other ...............................................        26,300         37,900
                                                           -----------    -----------
         Total noncurrent liabilities ..................       638,900        640,800
                                                           -----------    -----------

Liabilities Subject to Compromise ......................       662,700        671,200
                                                           -----------    -----------

Minority Interest ......................................        71,700         71,700
                                                           -----------    -----------

Common Stockholders' Deficit ...........................      (246,500)       (93,500)
                                                           -----------    -----------

                                                           $ 2,084,100    $ 2,155,400
                                                           ===========    ===========

                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           ---------------------     ----------------------
                                                            JULY 1,       JULY 3,     JULY 1,      JULY 3,
                                                              2000         1999         2000         1999
                                                           ---------    ---------    ---------    ---------
Net sales ..............................................   $ 446,000    $ 517,700    $ 820,900    $ 888,300
Cost of sales ..........................................     391,300      399,300      744,400      685,500
                                                           ---------    ---------    ---------    ---------
       Gross earnings ..................................      54,700      118,400       76,500      202,800

Selling, general and administrative expenses ...........      60,000       85,600      123,600      153,900
Goodwill amortization ..................................       6,100        6,200       12,300       12,300
                                                           ---------    ---------    ---------    ---------
       Operating earnings (loss) .......................     (11,400)      26,600      (59,400)      36,600

Interest expense .......................................     (31,300)     (24,200)     (60,600)     (45,200)
Other (expense) income-net .............................      (3,000)       2,900        5,300        8,800
                                                           ---------    ---------    ---------    ---------
       Earnings (loss) from continuing operations before
         reorganization items and income tax provision .     (45,700)       5,300     (114,700)         200
Reorganization items ...................................      (9,500)        --        (19,000)        --
                                                           ---------    ---------    ---------    ---------
       Earnings (loss) from continuing operations before
         income tax provision ..........................     (55,200)       5,300     (133,700)         200

Income tax provision ...................................         700         --          1,400         (500)
Minority interest ......................................        --            800         --          1,100
                                                           ---------    ---------    ---------    ---------
       Earnings (loss) from continuing operations ......     (55,900)       4,500     (135,100)        (400)
Discontinued operations:
    Loss from Sports & Licensing operations ............        --         (6,800)      (2,600)     (10,900)
                                                           ---------    ---------    ---------    ---------
       Net loss ........................................   $ (55,900)   $  (2,300)   $ (137,700) $  (11,300)
                                                           =========    =========    =========    =========

Earnings (loss) per common share:
       Continuing operations ...........................   $   (0.83)   $    0.07    $   (2.02)   $    --
       Discontinued operations:
         Loss from Sports & Licensing operations .......        --          (0.10)       (0.04)       (0.16)
                                                           ---------    ---------    ---------    ---------

       Net loss ........................................   $   (0.83)   $   (0.03)   $   (2.06)   $   (0.16)
                                                           =========    =========    =========    =========
Earnings (loss) per common share - assuming dilution:
       Continuing operations ...........................   $   (0.83)   $    0.07    $   (2.02)   $    --
       Discontinued operations:
         Loss from Sports & Licensing operations .......        --          (0.09)       (0.04)       (0.16)
                                                           ---------    ---------    ---------    ---------
       Net loss ........................................   $   (0.83)   $   (0.02)   $   (2.06)   $   (0.16)
                                                           =========    =========    =========    =========

Average common shares ..................................      67,000       66,900       67,000       68,700
                                                           =========    =========    =========    =========

Average common shares--assuming dilution ...............      67,000       71,900       67,000       68,700
                                                           =========    =========    =========    =========





                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                 SIX MONTHS ENDED
                                                             ----------------------
                                                               JULY 1,      JULY 3,
                                                                2000         1999
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations .......................   $(135,100)   $    (400)
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization ......................      60,700       59,900
      Deferred income tax provision ......................        --         (7,300)
      Decrease (increase) in working capital .............      66,000      (68,900)
      Cash flows of discontinued operations ..............      20,300      (35,100)
      Gain on marketable equity securities ...............     (15,800)      (3,900)
      Other--net .........................................     (12,700)     (38,200)
                                                             ---------    ---------
         Net operating cash flows before
         reorganization items ............................     (16,600)     (93,900)
      Net cash used for reorganization items:
         Professional fees paid ..........................      (9,100)        --
                                                             ---------    ---------

           Net operating cash flows ......................     (25,700)     (93,900)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ..................................      (5,500)     (21,700)
   Proceeds from sale of marketable equity securities ....      14,100        2,500
   Proceeds from sale of property, plant and equipment ...       2,000       18,200
   Other--net ............................................      (1,000)     (16,700)
                                                             ---------    ---------

             Net investing cash flows ....................       9,600      (17,700)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ................................     703,400         --
   DIP financing payments ................................    (680,800)        --
   Proceeds from issuance of long-term debt ..............        --        240,200
   Proceeds under line-of-credit agreements ..............        --        546,300
   Payments under line-of-credit agreements ..............        --       (425,100)
   Principal payments on long-term debt and capital leases        (300)    (231,300)
   Subsidiary preferred minority dividends ...............        --           (300)
                                                             ---------    ---------

             Net financing cash flows ....................      22,300      129,800
                                                             ---------    ---------

Net increase in Cash and cash
   equivalents (including restricted cash) ...............       6,200       18,200
Cash and cash equivalents (including restricted
   cash) at beginning of period ..........................      44,500        1,400
                                                             ---------    ---------

Cash and cash equivalents (including restricted
    cash) at end of period ...............................   $  50,700    $  19,600
                                                             =========    =========

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

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. The information furnished herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. Operating results for the three and six months ended July 1, 2000 are not necessarily indicative of results that may be expected for the full year. Certain prior year and first quarter amounts have been reclassified to conform with the current year presentation.

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The fixed dividend on the FTL, Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL, Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at July 1, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL, Inc. reported losses throughout 1999 and in the first six months of 2000, the minority interest participation is limited to the fixed preferred dividends. FTL, Inc. ceased recording dividends on the FTL, Inc. Preferred Stock as of the date FTL, Inc.'s bankruptcy case commenced since it is an unsecured obligation.

     2. CHAPTER 11 FILING. On December 29, 1999 (the "Petition Date"), FTL, Ltd., FTL, Inc., and 32 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 ("Chapter 11"), Title 11 of the United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL, Ltd. and FTL, Inc., as debtors and debtors-in-possession, have continued to manage and operate their assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Because FTL, Ltd. and FTL, Inc. currently are operating as debtors-in-possession under the Bankruptcy Code, the existing directors and officers of FTL, Ltd. and FTL, Inc. continue to govern and manage the operations of FTL, Ltd. and FTL, Inc., respectively, subject to the supervision and orders of the Bankruptcy Court. In addition, on December 30, 1999 FTL, Ltd. voluntarily presented a petition to wind up FTL, Ltd. and obtained an order from the Grand Court of the Cayman Islands appointing provisional liquidators. FTL, Ltd.'s petition is adjourned at this time.

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

     Although FTL, Ltd. is authorized to operate its business and manage its properties as debtor-in-possession, it may not engage in transactions outside the ordinary course of business without obtaining the approval of the JPL's and complying with the Orders of the Grand Court. It is intended that the Cayman Proceedings will be conducted in tandem with the Chapter 11 Bankruptcy cases.

     The JPL's issued their first report on 2 June 2000. In their report, the JPL's indicate that the major steps taken by the Company have been to identify and correct operational problems, to reduce product lines to focus on core products and to identify those divisions that can either be sold or discontinued. The report also indicates, based on financial information supplied by the Company, progress is being made in the above noted areas. The JPL's propose to report again on their activities and further developments relating to the Company's financial performance on or about 15 September 2000.

     REORGANIZATION PLAN PROCEDURES. The Debtors expect to reorganize their affairs under the protection of Chapter 11 and to propose a Chapter 11 plan of reorganization for themselves. Although management expects to file a plan of reorganization which would contemplate emergence in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtors will be approved or confirmed by the Bankruptcy Court, or if confirmed, that such plan will be consummated. FTL, Inc. had the exclusive right to file a plan of reorganization through April 27, 2000. The Bankruptcy Court granted an extension of the exclusivity period through October 31, 2000 due to the magnitude of the Company's operations and the complexity of the plan formulation process. After the expiration of the exclusivity period (unless such period is further extended by order of the Bankruptcy Court), creditors will have the right to propose reorganization plans.

     The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 cases. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its debtor subsidiaries, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Company and its debtor subsidiaries will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court. At this time it is not possible to predict the outcome of the Debtors' Chapter 11 cases or their effect on the Debtors' business. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

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

         LIABILITIES SUBJECT TO COMPROMISE. In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 cases have been segregated and classified in the consolidated balance sheets as liabilities subject to compromise under reorganization proceedings. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

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

     Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.


                                              JULY 1,    JANUARY 1,
                                                2000       2000
                                              --------   --------
                                           (IN THOUSANDS OF DOLLARS)

        8.875% Unsecured Senior Notes .....   $248,500   $248,500
        Trade accounts payable ............    105,600    113,100
        Environmental and product liability     34,500     35,400
        Accrued severance .................     27,400     27,400
        Deferred compensation accrual .....     14,100     16,400
        Other .............................    232,600    230,400
                                              --------   --------
                                              $662,700   $671,200
                                              ========   ========

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

     On April 26, 2000 the Company's Class A Ordinary Shares were delisted by the New York Stock Exchange ("NYSE"). The Company's Class A Ordinary Shares continue to be traded as an over-the-counter equity security under the symbol "FTLAQ".

     The Company's 7% Debentures due March 15, 2011 were delisted as of June 14, 2000 upon notice from the NASDAQ-AMEX Market Group (the "Exchange") that the Company has fallen below certain of the Exchange's continued listing guidelines.

     3. No dividends were declared on the Company's ordinary shares for the six-month periods ended July 1, 2000 and July 3, 1999. Management of the Company believes that no dividends will be declared on the Company's ordinary shares while the Company's Chapter 11 cases are pending.

     4. There is no income tax in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. The Company's income tax provision for the second quarter and first six months of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the second quarter and first six months of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years, is unable under the Chapter 11 cases to implement certain income tax planning strategies and expects an operating loss for 2000.

     As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

     The Company's effective income tax benefit for the first six months of 1999 reflected a provision projected for the full year for interest on prior years' U.S. Federal income taxes and goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

     5. On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. The assets of Pro Player to be sold consist primarily of accounts receivable, inventories, property, plant and equipment and intangibles. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in the year ended January 1, 2000 for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the estimated phase-out period from February 24, 2000 through August 24, 2000. The Company currently estimates the phase-out period will continue until the end of the third quarter.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Operating results for Pro Player are classified as Discontinued Operations in the accompanying condensed consolidated statement of operations. A portion of the Company's interest expense (in the amount of interest expense in each period presented below) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. The Company's estimated loss on disposal of Sports & Licensing operations recorded in the fourth quarter of 1999 included a provision for Pro Player's anticipated operating losses from the February 23, 2000 measurement date until disposal. Accordingly, the portion of Pro Player's net loss attributable to periods after February 23, 2000 has been charged to the Company's reserve for loss on disposal. Results of Pro Player's operations were as follows (in thousands of dollars):


                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              --------------------    --------------------
                                                                JULY 1,    JULY 3,     JULY 1,     JULY 3,
                                                                2000        1999        2000        1999
                                                              --------    --------    --------    --------
Net sales .................................................   $  8,300    $ 21,900    $ 29,600    $ 54,100
Cost of sales .............................................     12,200      17,500      29,100      41,500
                                                              --------    --------    --------    --------
     Gross earnings (loss) ................................     (3,900)      4,400         500      12,600
Selling, general & administrative expenses ................      3,400       9,300      13,000      20,100
Goodwill amortization .....................................        500         500       1,000       1,000
                                                              --------    --------    --------    --------
     Operating loss .......................................     (7,800)     (5,400)    (13,500)     (8,500)
Interest expense ..........................................       (500)     (1,400)     (1,500)     (2,400)
Other expense--net ........................................       (200)       --          (300)       --
                                                              --------    --------    --------    --------
     Net loss .............................................     (8,500)     (6,800)    (15,300)    (10,900)
Portion of net loss charged to reserve for loss on disposal      8,500        --        12,700
                                                              --------    --------    --------    --------
     Loss from discontinued operations ....................   $   --      $ (6,800)   $ (2,600)   $(10,900)
                                                              ========    ========    ========    ========


Assets and liabilities of discontinued operations consisted of the following (in thousands of dollars):

                                                           JULY 1,   JANUARY 1,
                                                            2000        2000
                                                          --------    --------

Accounts receivable ...................................   $  3,600    $ 19,100
Inventories ...........................................      6,500      22,400
Other current assets ..................................       --           700
Other accounts payable and accrued expenses ...........     (6,300)    (12,900)
                                                          --------    --------
    Net current assets ................................      3,800      29,300
                                                          --------    --------
Property, plant and equipment .........................      7,300       7,500
Liabilities subject to compromise .....................    (14,200)    (16,900)
                                                          --------    --------
    Net noncurrent liabilities ........................     (6,900)     (9,400)
                                                          --------    --------
    Net assets (liabilities) of discontinued operations   $ (3,100)   $ 19,900
                                                          ========    ========

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     A rollforward of the 1999 special charges from January 1, 2000 through July 1, 2000 is presented below (in thousands of dollars):


                                         RESERVE                                     RESERVE
                                        BALANCE AT                                  BALANCE AT
                                        JANUARY 1,    CASH      INCOME     OTHER      JULY 1,
                                           2000     PAYMENTS   (EXPENSE)  ACTIVITY     2000
                                         --------   --------   --------   --------   --------
Provisions and losses on the sales of
   close-out and irregular merchandise   $ 35,000   $   --     $   --     $ 14,500   $ 20,500
Severance ............................     30,600        500       --         --       30,100
Debt guarantee .......................     30,000        700       --         --       29,300
Other asset write downs and reserves .     72,100        600       --       20,400     51,100
                                         --------   --------   --------   --------   --------
                                         $167,700   $  1,800       --     $ 34,900   $131,000
                                         ========   ========   ========   ========   ========

     Other activity in the first six months of 2000 consists of inventory reserves which were relieved as the inventory was sold. Other activity does not include amounts provided in the first six months of 2000 for additional ongoing normal lower of cost or market reserves.

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

     A rollforward of the 1997 special charges from January 1, 2000 through July 1, 2000 is presented below (in thousands of dollars):


                                                           RESERVE                                     RESERVE
                                                           BALANCE                                     BALANCE
                                                         JANUARY 1,   CASH      INCOME      OTHER      JULY 1,
                                                            2000     PAYMENTS  (EXPENSE)   ACTIVITY     2000
                                                          --------   --------   --------   --------   --------

CLOSING AND DISPOSAL OF U.S. MANUFACTURING
   AND DISTRIBUTION FACILITIES
Loss on sale of facilities, improvements and equipment:
Sewing, finishing and distribution facilities .........   $ 25,600   $    100   $   --     $  1,700   $ 23,800
Impairment of mills to be sold ........................     13,400       --         --         --       13,400
Lease residual guarantees .............................     54,200       --         --         --       54,200
Other equipment .......................................      6,100       --         --         --        6,100
                                                          --------   --------   --------   --------   --------
                                                            99,300        100       --        1,700     97,500
Severance costs .......................................        200       --         --         --          200
Other accruals ........................................      1,900       --         --         --        1,900
                                                          --------   --------   --------   --------   --------
                                                           101,400        100       --        1,700     99,600
                                                          --------   --------   --------   --------   --------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
Other accruals ........................................        200       --         --          200       --
                                                          --------   --------   --------   --------   --------
                                                               200       --         --          200       --
                                                          --------   --------   --------   --------   --------
OTHER ASSET WRITE-DOWNS AND RESERVES
Other accruals ........................................      4,200       --         --          100      4,100
                                                          --------   --------   --------   --------   --------
                                                             4,200       --         --          100      4,100
                                                          --------   --------   --------   --------   --------
CHANGES IN ESTIMATES OF CERTAIN RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES .................      9,300        500       --         --        8,800
                                                          --------   --------   --------   --------   --------
                                                          $115,100   $    600   $   --     $  2,000   $112,500
                                                          ========   ========   ========   ========   ========

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

     A rollforward of the 1995 special charges from January 1, 2000 through July 1, 2000 is presented below (in thousands of dollars):


                                                       RESERVE                                   RESERVE
                                                       BALANCE                                   BALANCE
                                                      JANUARY 1,   CASH     INCOME      OTHER    JULY 1,
                                                        2000     PAYMENTS  (EXPENSE)   ACTIVITY   2000
                                                        ----     --------  ---------   --------   ----
Closing or realignment of manufacturing operations:
   Changes in estimates of insurance liabilities ...   $  500     $  500     $   --     $   --    $   --
   Other ...........................................      200         --         --         --       200
                                                       ------     ------     ------     ------    ------
                                                          700        500         --         --       200
Changes in estimates of certain retained liabilities
   of former subsidiaries ..........................    2,200        900         --         --     1,300
                                                       ------     ------     ------     ------    ------
                                                       $2,900     $1,400     $   --     $   --    $1,500
                                                       ======     ======     ======     ======    ======


                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     7. The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities, such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain discontinued operations, some of which were significant generators of hazardous waste. The Company and its subsidiaries have also retained certain liabilities related to the sale of products in connection with the sale of certain discontinued operations. The Company's retained liability reserves at July 1, 2000 related to discontinued operations consist primarily of certain environmental reserves of approximately $32,500,000 and product liability reserves of approximately $2,000,000. The Company has purchased insurance coverage for potential cleanup cost expenditures from the level of current environmental reserves up to $100,000,000 for certain sites with on-going remediation, pollution liability coverage for claims arising out of pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising out of products manufactured by the sold operations. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund and CERCLA Legislation.

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

     On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL, Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which is scheduled to expire in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction are commercially reasonable. The total amount guaranteed is $59,300,000 as of August 3, 2000. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through August 3, 2000, total payments made by the Company on behalf of Mr. Farley's loan aggregated $3,300,000. In addition, unpaid guarantee fees owed the Company by Mr. Farley through July 29, 2000 aggregated $1,000,000.

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

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At July 1, 2000, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $21,700,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland, Northern Ireland and Germany.

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

     The eight putative class action lawsuits are: i) Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000; ii) Tom Maiden v. William Farley, et al., Civil Action No. 1:00 CV-49M (W.D. Ky.), filed on March 27, 2000; iii) Adele Brody v. William Farley, et al., Civil Action No. 1:00 CV-50M (W.D. Ky.), filed on March 27, 2000; iv) Gregory Nespole v. William Farley, et al., Civil Action No. 1:00 CV-53M (W.D. Ky.), filed on March 29, 2000; v) Deborah Dyckman v. William Farley, et al., Civil Action No. 1:00 CV-55M (W.D. Ky.), filed on March 30, 2000; vi) The Ezra Charitable Trust v. William Farley, et al., Civil Action No. 1:00 CV-56M (W.D. Ky.), filed on March 30, 2000; vii) Steven Clinton v. William Farley, et al., Civil Action No. 1:00 CV-59M (W.D. Ky.), filed on March 31, 2000; viii) Francis Olearczyk v. William Farley, et al., Civil Action No. 1:00 CV-79M (W.D. Ky.), filed on April 27, 2000. The Company filed a motion in the Bankruptcy Court to stay these putative class actions pending consummation of a plan of reorganization. The Company and counsel for the plaintiffs in the putative class actions have reached agreement, subject to documentation and approval of the Bankruptcy Court, to stay the putative class actions at least until January 15, 2001, with the following exceptions:

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

     8. Comprehensive loss was as follows (in thousands of dollars):

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    ----------------------    ----------------------
                                                     JULY 1,      JULY 3,       JULY 1,      JULY 3,
                                                      2000         1999          2000         1999
                                                    ---------    ---------    ---------    ---------
Net loss ........................................   $ (55,900)   $  (2,300)   $(137,700)   $ (11,300)
Unrealized gains on marketable equity securities:
        Holding gains ...........................       2,000         --          2,000         --
        Realized gains reclassified to net loss .        --           --        (10,000)        --
Foreign currency translation adjustments--net ...      (5,400)      (5,100)      (8,600)     (16,600)
                                                    ---------    ---------    ---------    ---------
        Comprehensive loss ......................   $ (59,300)   $  (7,400)   $(154,300)   $ (27,900)
                                                    =========    =========    =========    =========

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     9. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):


                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   ------------------------  --------------------------
                                                                      JULY 1,     JULY 3,        JULY 1,       JULY 3,
                                                                       2000        1999           2000          1999
                                                                   ------------   ---------  -------------   ----------
NUMERATOR
For basic earnings per share--
    Earnings (loss) from continuing operations...............      $   (55,900)   $   4,500  $   (135,100)   $    (400)
    Discontinued operations..................................               --       (6,800)       (2,600)     (10,900)
                                                                   -----------    ---------  -------------   ----------
    Net loss.................................................      $   (55,900)   $  (2,300)     (137,700)     (11,300)
    Add back dividends on minority exchangeable
      preferred assumed to be converted......................               --          800            --           --
                                                                   -----------    ---------  ------------    ---------
For diluted earnings per share--
    Loss applicable to common
      stock after assumed conversion.........................      $   (55,900)   $  (1,500) $   (137,700)   $ (11,300)
                                                                   ===========    ========== =============   ==========
DENOMINATOR
For basic earnings per common share--
    Weighted average shares outstanding......................           67,000       66,900        67,000       68,700
    Effect of dilutive employee stock options................               --           --            --           --
    Effect of dilutive exchangeable preferred................               --        5,000            --           --
                                                                   -----------    ---------  ------------    ---------
For diluted earnings per common share--
    Weighted average shares outstanding
       and assumed conversions...............................            67,000      71,900         67,000      68,700
                                                                   ============   =========  =============   =========
Earnings (loss) per common share
    Continuing operations....................................      $     (0.83)   $   0.07   $      (2.02)   $      --
    Discontinued operations..................................                --      (0.10)         (0.04)       (0.16)
                                                                   ------------   ---------  -------------   ----------
    Net loss.................................................      $     (0.83)   $  (0.03)  $      (2.06)   $   (0.16)
                                                                   ============   =========  =============   ==========
Earnings (loss) per common share--assuming dilution:
    Continuing operations....................................      $     (0.83)   $   0.07   $      (2.02)   $      --
    Discontinued operations..................................                --      (0.09)         (0.04)       (0.16)
                                                                   ------------   ---------  -------------   ----------
    Net loss.................................................      $     (0.83)   $  (0.02)  $      (2.06)   $   (0.16)
                                                                   ============   =========  =============   ==========

     In all periods that the Company reported losses from continuing operations, the effect of the minority exchangeable preferred stock (5,000,000 shares on an assumed conversion basis) is antidilutive and has been ignored in the computation of diluted EPS. Because the exercise prices of the Company's outstanding employee stock options exceeded the average market price of the Company's ordinary shares in each period presented, employee stock options had no impact on the calculation of weighted average shares outstanding and assumed conversions.


     10. DEBTOR FINANCIAL STATEMENTS. The following represents the consolidation of the Company and its Debtor subsidiaries as of July 1, 2000 and January 1, 2000 and for the three and six months ended July 1, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                                          JULY 1,      JANUARY 1,
                                                                           2000           2000
                                                                       -----------    -----------
                                                                        (UNAUDITED)
                                ASSETS
Current Assets
   Cash and cash equivalents (including restricted cash) ...........   $    22,400    $    18,200
   Notes and accounts receivable (less allowance for possible
      losses $26,000 and of $23,600) ...............................       197,400        179,500
   Inventories
      Finished goods ...............................................       420,800        421,900
      Work in process ..............................................        60,400         94,100
      Materials and supplies .......................................        36,900         44,400
                                                                       -----------    -----------
         Total inventories .........................................       518,100        560,400
   Net assets of discontinued operations ...........................         3,800         29,300
   Other ...........................................................        17,500          6,700
                                                                       -----------    -----------
         Total current assets ......................................       759,200        794,100
                                                                       -----------    -----------
Property, Plant and Equipment ......................................       922,600        923,300
   Less accumulated depreciation ...................................       680,700        657,000
                                                                       -----------    -----------
         Net property, plant and equipment .........................       241,900        266,300
                                                                       -----------    -----------
Other Assets
   Goodwill (less accumulated amortization of $364,400 and $352,100)       618,900        631,200
   Investment in nondebtor subsidiaries ............................       792,800        733,000
   Receivable from nondebtor subsidiaries ..........................        84,900         52,200
   Other ...........................................................       100,000        117,700
                                                                       -----------    -----------
         Total other assets ........................................     1,596,600      1,534,100
                                                                       -----------    -----------
                                                                       $ 2,597,700    $ 2,594,500
                                                                       ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Current maturities of long-term debt ............................   $   634,600    $   635,200
   Trade accounts payable ..........................................        24,400          7,000
   Other accounts payable and accrued expenses .....................       193,100        109,300
                                                                       -----------    -----------
         Total current liabilities .................................       852,100        751,500
                                                                       -----------    -----------
Noncurrent Liabilities
   Long-term debt ..................................................       580,000        556,300
   Net liabilities of discontinued operations ......................         6,900          9,400
   Payable to nondebtor subsidiaries ...............................        54,200           --
   Other ...........................................................        26,500         37,800
                                                                       -----------    -----------
         Total noncurrent liabilities ..............................       667,600        603,500
                                                                       -----------    -----------
Liabilities Subject to Compromise
   Unrelated parties ...............................................       662,700        671,200
   Payable to nondebtor subsidiaries ...............................       590,100        590,100
                                                                       -----------    -----------
         Total liabilities subject to compromise ...................     1,252,800      1,261,300
                                                                       -----------    -----------
Minority Interest ..................................................        71,700         71,700
                                                                       -----------    -----------
Common Stockholders' Deficit .......................................      (246,500)       (93,500)
                                                                       -----------    -----------
                                                                       $ 2,597,700    $ 2,594,500
                                                                       ===========    ===========

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     THREE AND SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

                                                                                PERIOD ENDED JULY 1, 2000
                                                                               ---------------------------
                                                                                   THREE           SIX
                                                                                  MONTHS          MONTHS
                                                                                -----------    -----------
Net Sales
   Unrelated parties ........................................................   $   378,200    $   680,700
   Affiliates ...............................................................       231,500        457,700
                                                                                -----------    -----------
                                                                                    609,700      1,138,400
                                                                                -----------    -----------
Cost of Sales
   Unrelated parties ........................................................       331,400        620,100
   Affiliates ...............................................................       271,600        539,500
                                                                                -----------    -----------
                                                                                    603,000      1,159,600
                                                                                -----------    -----------
   Gross earnings (loss) ....................................................         6,700        (21,200)
Selling, general and administrative expenses ................................        43,800         89,500
Goodwill amortization .......................................................         6,100         12,300
                                                                                -----------    -----------
   Operating loss ...........................................................       (43,200)      (123,000)
Interest expense ............................................................       (32,000)       (59,400)
Equity in earnings of nondebtor subsidiaries ................................        29,800         59,800
Other income--net ...........................................................          (400)         9,000
                                                                                -----------    -----------
   Loss from continuing operations before reorganization items and income tax
      provision .............................................................       (45,800)      (113,600)
Reorganization items ........................................................        (9,500)       (19,000)
                                                                                -----------    -----------
   Loss from continuing operations before income tax provision ..............       (55,300)      (132,600)
Income tax provision ........................................................           600          2,500
                                                                                -----------    -----------
   Loss from continuing operations ..........................................       (55,900)      (135,100)
Discontinued operations:
   Loss--Sports & Licensing operations ......................................          --           (2,600)
                                                                                -----------    -----------
      Net loss ..............................................................   $   (55,900)   $  (137,700)
                                                                                ===========    ===========

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
     SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED JULY 1, 2000
                            (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations .........................................   $(135,100)
   Adjustments to reconcile to net operating cash flows:
      Equity in earnings of nondebtor subsidiaries .........................     (59,800)
      Depreciation and amortization ........................................      50,800
      Decrease in working capital ..........................................     115,200
      Cash flows of discontinued operations ................................      20,300
      Gain on marketable equity securities .................................     (15,800)
      Other--net ...........................................................     (16,600)
                                                                               ---------
        Net operating cash flows before reorganization items ...............     (41,000)
      Net cash used for reorganization items:
        Professional fees paid .............................................      (9,100)
                                                                               ---------
          Net operating cash flows .........................................     (50,100)
                                                                               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ....................................................      (4,500)
   Proceeds from sale of marketable equity securities ......................      14,100
   Affiliate notes and accounts receivable .................................     (32,800)
   Other--net ..............................................................       1,300
                                                                               ---------
          Net investing cash flows .........................................     (21,900)
                                                                               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds ..................................................     703,400
   DIP financing payments ..................................................    (680,800)
   Affiliate notes and accounts payable ....................................      53,600
                                                                               ---------
          Net financing cash flows .........................................      76,200
                                                                               ---------
Net increase in cash and cash equivalents (including restricted cash) ......       4,200
Cash and cash equivalents (including restricted cash) at beginning of period      18,200
                                                                               ---------
Cash and cash equivalents (including restricted cash) at end of period .....   $  22,400
                                                                               =========

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     The Company desires to provide investors with meaningful and useful information. Therefore, this Quarterly Report on Form 10-Q contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward looking statements are subject to risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy pursuant to a reorganization plan that provides for the Company to remain substantially intact, the Company's ability to successfully execute its corporate strategy in a competitive marketplace, the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of the Company's activewear screenprint products, the competitive pricing environment within the basic apparel segment of the apparel industry, the Company's ability to develop, market and sell new products, the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand, the Company's effective income tax rate, the success of planned advertising, marketing and promotional campaigns, international activities and the resolution of legal proceedings and other contingent liabilities, and weather conditions in the locations in which the Company manufactures and sells its products. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

     On February 23, 2000 the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player which had historically been unprofitable. In accordance with generally accepted accounting principles, Pro Player has been treated as a discontinued operation in the accompanying condensed consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000 through August 24, 2000. The Company currently estimates the phase-out period will continue until the end of the third quarter.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     In June 2000, the Company entered into an agreement to sell substantially all of the assets of its Gitano Fashions Ltd. subsidiary to VF Corp. for $17,500,000 which approximated book value. The transaction was consummated on July 7, 2000. On the closing date VF Corp. acquired the Gitano trademark and all of the Company's Gitano jeanswear inventory. In connection with the sale of inventory, the Company has agreed to provide distribution services to VF Corp. through December 2000.

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

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes for the period ended July 1, 2000 and the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     SPECIAL CHARGES. During the five years in the period ended January 1, 2000, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of close-out and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and licensed sportswear operations and the accelerated migration of some sewing operations to lower cost, offshore locations. No amounts were charged to results of operations during the first six months of 2000 or the first six months of 1999 related to the above noted special charges.

SECOND QUARTER AND FIRST SIX MONTHS OF 2000 COMPARED WITH 1999

         The table below sets forth selected operating data (in millions of dollars and as percentages of net sales).

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     ------------------           ----------------
                                                                      JULY 1,     JULY 3,        JULY 1,     JULY 3,
                                                                       2000        1999           2000        1999
                                                                       ----        ----           ----        ----
          Net sales................................................  $ 446.0    $ 517.7      $   820.9       $  888.3
          Gross earnings...........................................     54.7      118.4           76.5          202.8
          Gross margin.............................................     12.3%      22.9%           9.3%          22.8%
          Operating earnings (loss)................................    (11.4)      26.6          (59.4)          36.6
          Operating margin.........................................     (2.6%)      5.1%          (7.2%)          4.1%



                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Net sales decreased $71,700,000 or 13.8% in the second quarter and $67,400,000 or 7.6% in the first six months of 2000 compared to 1999. Retail product sales decreased $27,400,000 and $16,900,000 in the second quarter and first six months of 2000 compared to 1999. Of the total, men's and boys' underwear sales decreased by $17,000,000 or 9.9% in the second quarter and $8,200,000 or 2.9% in the first six months of 2000 compared to corresponding periods of 1999. Shortfalls in men's and boys' underwear sales related to Fruit of the Loom branded basic men's and boys' cotton products, private label, BVD and Munsingwear. Intimate apparel sales increased $900,000 or 4.0% in the second quarter but decreased $6,400,000 or 14.7% in the first six months of 2000 compared to corresponding periods of 1999. The decrease in the six month period related to reduced sales of Nylon and Close Comfort product styles. Casualwear sales decreased $6,000,000 or 17.1% in the second quarter and $200,000 or 0.3% in the first six months of 2000 compared to corresponding periods of 1999. These decreases reflect a reduction in point of sale at a major customer for Tees and deferral of Fleece shipments until the 3rd quarter by a major customer. A portion of the decrease in retail is in products that the Company will no longer offer in the future. Activewear sales decreased $17,800,000 or 10.3% in the second quarter and $3,500,000 or 1.2% in the first six months of 2000 compared to corresponding periods of 1999. Activewear Tees and Fleece accounted for $13,200,000 and $2,500,000 of the second quarter decrease. Lower shipments of Activewear Tees occurred due to the impact of poor 1999 service along with increased competitive activity. Also, the Company reduced its product offerings of Activewear products. In addition, the reduction in sales resulted in part from a decrease in selling prices in the second quarter and first six months of 2000 as compared to the corresponding periods of 1999; however, activewear prices increased in the first six months of 2000 compared to the fourth quarter of 1999. The Activewear Fleece decrease in the second quarter resulted from a temporary lack of availability of certain products. European sales declined $12,400,000 or 20.7% in the second quarter and $23,000,000 or 18.4% in the first six months of 2000 compared to corresponding periods of 1999. These decreases were due primarily to unfavorable foreign currency impacts resulting from the devaluation of the Euro in relation to the U.S. dollar, price decreases on retail and activewear products and lower volume of retail products. The reduction in retail volume reflected the continuing impact of the Company's decision to pursue the up-market retail channel in 1999. The European sales decline in the six month period was partially offset by additional sales of closeouts. Closeouts accounted for approximately 59% of European retail sales in the first quarter of 2000. Sales of other products represent yarn and denim sales which the Company effectively discontinued selling subsequent to 1999.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Segment net sales were as follows (in millions of dollars).


                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     ------------------           ----------------
                                                                      JULY 1,     JULY 3,       JULY 1,      JULY 3,
                                                                       2000        1999          2000         1999
                                                                       ----        ----          ----         ----
          NET SALES
          Retail Products..........................................  $ 243.6    $ 271.0        $439.3        $456.2
          Activewear...............................................    154.8      172.6         279.2         282.7
          Europe...................................................     47.5       59.9         101.8         124.8
          Other....................................................      0.1       14.2           0.6          24.6
                                                                     -------    -------        ------        ------
                                                                      $446.0    $ 517.7        $820.9        $888.3
                                                                      ======    =======        ======        ======

         Gross earnings decreased $63,700,000 or 53.8% in the second quarter of 2000 and $126,300,000 or 62.3% in the first six months of 2000 compared to corresponding periods of 1999. Gross margin declined 10.6 percentage points to 12.3% of sales for the second quarter and 13.5 percentage points to 9.3% of sales for the first six months of 2000. Amounts charged to cost of sales in the first six months of 2000 represent costs incurred in the second half of 1999 (fourth quarter of 1999 for the second quarter of 2000) when the inventory that was sold in the first six months of 2000 was manufactured. In the second quarter of 2000, higher 1999 production costs accounted for $21,700,000 of the decline in gross earnings and price decreases (principally domestic activewear and Europe) aggregated $7,800,000. In the first six months of 2000, higher 1999 production costs accounted for $72,800,000 of the decline in gross earnings and price decreases (principally domestic activewear and Europe) aggregated $14,400,000. Management believes production costs in the first six months of 2000 were significantly less than the manufacturing costs incurred in the second half of 1999. Accordingly, the Company expects an improvement in gross margin in the third and fourths quarters of 2000. The Company provided an additional $6,000,000 for physical inventory losses in the first six months of 2000 as compared to the first six months of 1999. For both the second quarter and first six months of 2000, lower volume and unfavorable mix decreased gross earnings by $13,000,000 in the second quarter and $8,900,000 in the first six months of 2000 compared with corresponding periods of 1999.

         The Company experienced an operating loss in the second quarter of 2000 of $11,400,000 compared to operating earnings of $26,600,000 in the second quarter of 1999. For the first six months of 2000, the Company experienced an operating loss of $59,400,000 compared to operating earnings of $36,600,000 in the first six months of 1999. Offsetting the decrease in gross earnings were lower selling, general, and administrative expenses of $25,600,000 in the second quarter and $30,300,000 in the first six months of 2000 compared to the corresponding periods of 1999. These reductions were principally due to expenditures for Y2K remediation in 1999 and lower advertising and promotion, legal and professional and office expenses in 2000. In addition, the consolidation of the Company's sales and marketing organization resulted in lower selling, general and administrative expenses in the second quarter and first six months of 2000. Selling, general and administrative expenses as a percent of net sales decreased 3.0 percentage points to 13.5% in the second quarter and 2.2 percentage points to 15.1% in the first six months of 2000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Segment operating earnings (loss) were as follows (in millions of dollars).


                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     ------------------           ----------------
                                                                      JULY 1,     JULY 3,       JULY 1,      JULY 3,
                                                                       2000        1999          2000         1999
                                                                       ----        ----          ----         ----
          OPERATING EARNINGS (LOSS)
          Retail Products..........................................  $   2.3    $  20.4        $(23.2)      $ 27.1
          Activewear...............................................    (13.4)      10.1         (36.3)         6.8
          Europe...................................................      1.5       (1.1)          3.8          6.5
          Other....................................................      4.3        3.4           8.6          8.5
          Goodwill.................................................     (6.1)      (6.2)        (12.3)       (12.3)
                                                                     --------   --------       -------      -------
                                                                      $(11.4)   $  26.6        $(59.4)      $ 36.6
                                                                      =======   =======        =======      ======

         Interest expense increased $7,100,000 to $31,300,000 in the second quarter and $15,400,000 in the first six months of 2000 to $60,600,000 compared to the corresponding periods of 1999. The increase reflected a higher average interest rate. The Company also had a higher average borrowing level reflecting the elimination of the Company's accounts receivable securitization in the fourth quarter of 1999. Although the average borrowing level was higher, the Company did not record interest on $248,500,000 of unsecured 8 7/8% senior notes (the "Unsecured Notes") in the first six months of 2000 in accordance with SOP 90-7. The Unsecured Notes are included in Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheet.

         Other income (expense)-net in the second quarter of 2000 decreased $5,900,000 in the second quarter and $3,500,000 in the first six months of 2000 compared to the corresponding periods of 1999. Principal components of net other expense in the second quarter of 2000 included adequate protection payments (interest payments) in the amount of $1,600,000 related to the guarantee of personal indebtedness of the Company's former Chairman, bank fees of $900,000 and unfavorable currency translation of $700,000. These unfavorable impacts were partially offset by a $3,000,000 gain on marketable equity securities. Principal components of net other income in the second quarter of 1999 included an $8,000,000 gain on the sale of a facility and a $400,000 gain on marketable equity securities. These favorable impacts were partially offset by asset securitization expense of $2,100,000, a write off of debt premium fees of $2,000,000 and bank fees of $1,000,000. Principal components of net other income in the first six months of 2000 included a $15,300,000 gain on the sale of marketable equity securities partially offset by adequate protection payments (interest payments) in the amount of $2,900,000 related to the guarantee of personal indebtedness of the Company's former Chairman, bank fees of $1,600,000 and unfavorable currency translation of $2,800,000. Principal components of net other income in the first six months of 1999 included an $10,200,000 gain on the sale of two facilities, a $3,900,000 gain on previously settled litigation and a $3,900,000 gain on marketable equity securities. These favorable impacts were partially offset by asset securitization expense of $4,600,000, a write off of debt premium fees of $2,000,000 and bank fees of $2,300,000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Reorganization items represent costs incurred by the Company during the Chapter 11 cases. The reorganization items in the second quarter and first six months of 2000 aggregated $9,500,000 and $19,000,000, respectively, and consisted of professional fees, including legal, accounting and other services provided to the Company during the Chapter 11 cases. At July 1, 2000, $9,900,000 of the $19,000,000 incurred in the first six months of 2000 is accrued and included in Other accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

         There is no income tax in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. The Company's income tax provision for the second quarter and first six months of 2000 consists of a provision for European income taxes. The Company recorded no U.S. tax benefit at the U.S. statutory rate of 35% on the pretax loss in the second quarter and first six months of 2000 primarily because the Company is unable to realize any current benefit from the operating loss through carrybacks to prior years, is unable under the Chapter 11 cases to implement certain income tax planning strategies and expects an operating loss for 2000.

         As a result of the Chapter 11 cases, the utilization of net operating loss carryforwards and tax credit carryforwards of the Company may be limited under the Internal Revenue Code. The Company is unable at the present time to quantify what, if any, limitation may apply to the tax carryforward items.

         The Company's effective income tax benefit for the first six months of 1999 reflected a provision projected for the full year for interest on prior years' U.S. Federal income taxes and goodwill amortization, a portion of which is not deductible for U.S. Federal income taxes.

         Loss per common share from continuing operations, basic and diluted, consisted of a loss of $(.83) and ($2.02), respectively, in the second quarter and first six months of 2000 compared to a earnings per common share from continuing operations, basic and diluted, of $.07 in the second quarter of 1999. The Company had no earnings or loss per common share in first six months of 1999. Average common shares were lower in the first six months of 2000 due to the exchange of common shares for FTL, Inc. Preferred Stock in the Cayman Reorganization.

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

         The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to the sum of 85% of eligible accounts receivable, 50%-65% of eligible inventory and the assets existing as of the Petition Date. Various percentages of the proceeds from the sales of assets (as defined in the DIP Facility) will permanently reduce the commitments under the DIP Facility. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability, based on eligible accounts receivable and inventory, under the DIP Facility at July 28, 2000 was $302,800,000.

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

         Cash used for operating activities totaled $25,700,000 in the first six months of 2000 compared with $93,900,000 used in the first six months of 1999. The current year period benefited from a reduction in inventory and from $20,300,000 in net proceeds from the liquidation of the Pro Player business. Inventory increased in the first six months of 1999, and discontinued operations used $35,100,000.

         In the first six months of 2000, the primary factors in reconciling from the loss from continuing operations of $135,100,000 to cash used for operating activities of $25,700,000 were a decrease in working capital of $66,000,000, depreciation and amortization of $60,700,000, and cash flows of $20,300,000 from discontinued operations, partially offset by a gain on marketable equity securities of $15,800,000 and $9,100,000 of reorganization payments.

         In the first six months of 1999, the primary factors in reconciling from the loss from continuing operations of $400,000 to cash used for operating activities totaling $93,900,000 were an increase in working capital of $68,900,000, cash flows of $35,100,000 used by discontinued operations, and currency translation of $12,700,000, partially offset by depreciation and amortization of $59,900,000.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash provided by investing activities in the first six months of 2000 was $9,600,000 compared with cash used for investing activities totaling $17,700,000 in the first six months of 1999. Capital expenditures were lower ($5,500,000 in the first six months of 2000 compared with $21,700,000 in the first six months of 1999). In addition, proceeds from the sale of marketable equity securities aggregated $14,100,000 in the first six months of 2000. Net cash used for investing activities in the first six months of 1999 included payments of $8,400,000 under the minimum value guarantee provision of the Company's synthetic lease agreement and a repayment of $6,800,000 of employment grants under agreement with the Republic of Ireland. Capital spending, primarily to support offshore assembly operations, is anticipated to approximate $40,000,000 in 2000.

         Net cash provided by financing activities was $22,300,000 in the first six months of 2000 (consisting of net proceeds from DIP financing), compared with net cash provided by financing activities of $129,800,000 in the first six months of 1999 due to the unfavorable operating and investing cash flows.

         In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at July 1, 2000. Under the agreement, approximately $283,300,000 of eligible net receivables at July 1, 1999 were sold to the Company's unconsolidated receivable financing subsidiary, reducing consolidated notes and accounts receivable. Proceeds of approximately $246,300,000 from the ultimate purchaser outstanding at July 1, 1999 were used to reduce borrowings under the Company's revolving lines of credit.

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

B.  REPORTS ON FORM 8-K
         No reports on Form 8-K were filed by the Registrant during the quarter ended July 1, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FRUIT OF THE LOOM, LTD.
                                              (REGISTRANT)


                           /s/              G. WILLIAM NEWTON
                           ----------------------------------------------------
                                            G. William Newton
                                         Vice President Finance
                                   and Acting Chief Financial Officer
                                      (Principal Financial Officer
                                       and duly authorized to sign
                                        on behalf of Registrant)

Date: August 15, 2000