Form 10-K
period 2001-12-29
FRUIT OF THE LOOM LTD
filed 2002-04-15
CIK 1053303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                     ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001 OR

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

                                  PO BOX 866GT,
                                   3RD FLOOR,
                     ANDERSON SQUARE BUILDING, SHEDDEN ROAD
                        GRAND CAYMAN, CAYMAN ISLANDS, BWI
          (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code:  (345) 945-8210

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                            -------------------
Class A Ordinary Shares, $.01 par value                         None

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---     ---

        As of April 5, 2002, there were outstanding 66,955,542 shares of the Registrant's Class A Ordinary Shares, $.01 par value, and four of the Registrant's Class B Ordinary Shares, $.01 par value. The aggregate market value of the Registrant's Class A Ordinary Shares held by non-affiliates at March 30, 2002 was approximately $8,000,000. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

                             FRUIT OF THE LOOM, LTD.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----

                                                        PART I

Item 1.       Business........................................................................................      1
Item 2.       Properties......................................................................................     17
Item 3.       Legal Proceedings...............................................................................     17
Item 4.       Submission of Matters to a Vote of Security Holders.............................................     19

                                                        PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...........................     20
Item 6.       Selected Financial Data.........................................................................     22
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........     24
Item 7A.      Qualitative and Quantitative Disclosure about Market Risk.......................................     41
Item 8.       Financial Statements and Supplementary Data.....................................................     43
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure (None)...............................................................................     94

                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant..............................................     95
Item 11.      Executive Compensation..........................................................................     97
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................    100
Item 13.      Certain Relationships and Related Transactions..................................................    102

                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..................................    104

                                     PART I

FORWARD-LOOKING INFORMATION

        The Company desires to provide investors with meaningful and useful information. Therefore, this Annual Report on Form 10-K contains certain statements that describe the Company's beliefs concerning future business conditions, and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward-looking statements are subject to risks, uncertainties, and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: the ability of the Company to continue operating as a going concern and successfully emerge from bankruptcy; the Company's ability to successfully execute its corporate strategy in a competitive marketplace; the financial strength of the retail industry, particularly the mass merchant channel; the level of consumer spending for apparel; the demand for the Company's Activewear products; the competitive pricing environment within the basic apparel segment of the apparel industry; the Company's ability to develop, market and sell new products; the Company's successful planning and execution of production necessary to maintain inventories at levels sufficient to meet customer demand; the Company's effective income tax rate; the success of planned advertising, marketing and promotional campaigns, political and regulatory uncertainty that could influence international activities; the resolution of legal proceedings and other contingent liabilities; and the weather conditions in the locations in which the Company manufactures and sells its products. Please refer to the Company's documents on file with the Securities and Exchange Commission and the U.S. Bankruptcy Court in Delaware for other risks and uncertainties, and for additional information that the Company is required to report to the U.S. Bankruptcy Court on a monthly basis. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

EXECUTIVE SUMMARY

        Fruit of the Loom, Ltd., a Cayman Islands company ("FTL Ltd."), Fruit of the Loom, Inc., a Delaware corporation ("FTL Inc.") and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C.Sections 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On December 30, 1999, FTL Ltd. also commenced a proceeding under the Companies Law (1998 Revision) (the "Cayman Proceeding") in the Grand Court of the Cayman Islands (the "Cayman Court"), and Joint Provisional Liquidators ("JPL's) were appointed by the Cayman Court. The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Ltd. and FTL Inc., as debtors and debtors-in-possession, have continued to manage and operate their assets and businesses subject to the supervision and orders of the Bankruptcy Court, pending confirmation of the Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the "Third Amended Reorganization Plan") contained in the Supplement to the Disclosure Statement with respect to Third Amended Joint Plan of Reorganization of Fruit of the Loom (the "Supplement to the Disclosure Statement") filed with the Bankruptcy Court on March 19, 2002, pursuant to Section 1125 of the Bankruptcy Code. On January 28, 2002, the JPL's, on behalf of FTL Ltd. only, filed with the Cayman Court an Amended Scheme of Arrangement (the "Amended Scheme of Arrangement") in the Cayman Proceeding. See "JOINT PLAN OF REORGANIZATION" AND "SCHEME OF ARRANGEMENT." Because FTL Ltd. and FTL Inc. are operating as debtors-in-possession under the Bankruptcy Code, the existing directors and officers of FTL Ltd. and FTL Inc. continue to govern and manage the operations of FTL Ltd. and FTL Inc., respectively, subject to the supervision and orders of the Bankruptcy Court. The existing directors and officers of FTL Ltd. only, continue to govern and manage the operations of FTL Ltd., subject to the supervision of the JPL's and the Cayman Court. See "ITEM 3. LEGAL PROCEEDINGS."

        The Third Amended Reorganization Plan, among other things, implements the sale of Fruit of the Loom's basic apparel business (the "Apparel Business") as a going concern to New FOL Inc. (the "Purchaser"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"), pursuant to the terms, and subject to the conditions of the Asset Purchase Agreement dated as of November 1, 2001 (as amended, the "Berkshire Agreement"), a copy of which is attached as Appendix 3 to the Disclosure Statement filed as Exhibit 99.1 to the Company's Form 8-K dated February 15, 2002. Purchaser was the successful bidder pursuant to the Bankruptcy Court approved auction process, which followed a six-month marketing process. The Third Amended Reorganization Plan also provides for the liquidation of the Debtors who are not transferred to the Purchaser under the Berkshire Agreement, and of the non-Apparel Business assets of Fruit of the Loom.

        FTL Ltd. (together with all of its subsidiaries including FTL Inc. and its subsidiaries, hereinafter, collectively, "Fruit of the Loom" or the "Company") is a leading international, vertically integrated basic apparel company, selling products principally under the Fruit of the Loom(R) brand name. It is a market leader in men's and boys' underwear, and is one of the largest producers of activewear for the screenprint T-shirt and fleece market, women's and girls' underwear, casualwear, and childrenswear.

        As a fully integrated manufacturer, Fruit of the Loom performs most of its own yarn spinning, knitting, cloth finishing, cutting, sewing and packaging. Management considers Fruit of the Loom's primary strengths to be: (i) its excellent brand name recognition, (ii) its ability to deliver large volumes of quality basic apparel at a low cost, and (iii) its strong relationships with major discount chains and mass merchandisers. Management believes that consumer awareness of the value, quality and competitive prices of Fruit of the Loom's products will benefit Fruit of the Loom in any retail environment where consumers are value conscious.

        In the period leading up to the Petition Date, Fruit of the Loom's indebtedness increased substantially in connection with several acquisitions which did not achieve the cash flow levels anticipated at the time of the acquisitions. Indebtedness also increased because of the financing of a significant legal settlement, and environmental obligations related to discontinued operations, as well as open-market stock repurchases. After these expenditures, Fruit of the Loom was left with a highly leveraged capital structure. Changes in the competitive environment, inventory adjustments in 1998 and operating problems in 1999 reduced cash flows, resulting in covenant defaults and inadequate liquidity to continue to fund the ongoing operations of the business and debt requirements. As a result of these and other factors described below, Fruit of the Loom sought protection under the Bankruptcy Code to permit it to fix its operating problems and capital structure. See "EVENTS LEADING TO THE REORGANIZATION CASES".

        Since the Petition Date, Fruit of the Loom's current management has achieved significant operational improvements in all areas of manufacturing, disposed of non-productive assets, consolidated production facilities to improve capacity utilization and reduce fixed costs, improved service levels to customers, eliminated or reduced product lines and stockkeeping units ("SKU's") to create efficiencies in manufacturing and distribution costs and improve working capital management, simplified manufacturing and improved production efficiencies and lowered corporate overhead and SG&A spending.

        Notwithstanding these substantial improvements in operations achieved since the Petition Date, sales in all segments, including the core Apparel Business segments, have declined since the commencement of the Reorganization Cases. In addition, there has been an overall market decline in activewear since the Petition Date, for both tees and fleece.

JOINT PLAN OF REORGANIZATION AND SCHEME OF ARRANGEMENT

        Fruit of the Loom filed the Second Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the "Second Amended Reorganization Plan") contained in its Disclosure Statement pursuant to
Section 1125 of the Bankruptcy Code with respect to Second Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the "Disclosure Statement") dated February 4, 2002, with the Bankruptcy Court. On January 28, 2002, the JPL's also filed, as to FTL Ltd. ONLY, the Amended Scheme of Arrangement in the Cayman Proceeding, which is coordinated with, and contingent upon the effectiveness of, the Second Amended Reorganization Plan. On March 19, 2002, Fruit of the Loom filed the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. The Third Amended Reorganization Plan (and, as to FTL Ltd. only, the Amended Scheme of Arrangement) sets forth how claims against and equity interests in Fruit of the Loom will be treated upon the emergence of Fruit of the Loom from Chapter 11, and is contingent upon the effectiveness of the Amended Scheme of Arrangement.

        The Third Amended Reorganization Plan and the Amended Scheme of Arrangement are the result of extensive negotiations with the Official Committee of Unsecured Creditors of Fruit of the Loom appointed in the Reorganization Cases (the "Unsecured Creditors Committee") which represents holders of in excess of $450,000,000 of unsecured debt, the steering committee of the informal committee of senior secured noteholders (the "Noteholders Steering Committee"), and the unofficial prepetition bank steering committee (the "Bank Steering Committee"), together representing the interests of holders of claims representing approximately $1,200,000,000 of secured debt, and other constituencies in the Reorganization Cases, and reflects the results of a series of interconnected and mutually dependent settlements and compromises reached among the parties since the Petition Date.

        The Disclosure Statement and Supplement to the Disclosure Statement filed with the Second and Third Amended Reorganization Plans, respectively, describe certain aspects of the Second and Third Amended Reorganization Plans and the Amended Scheme of Arrangement, Fruit of the Loom's business operations, significant events occurring prior to and during the Reorganization Cases and related matters, including the proposed sale of the Apparel Business. This summary is intended solely as a summary of the distribution and other provisions of the Third Amended Reorganization Plan and certain matters related to Fruit of the Loom's business. FOR A COMPLETE UNDERSTANDING OF THE SECOND AND THIRD AMENDED REORGANIZATION PLANS, YOU SHOULD READ THE DISCLOSURE STATEMENT AND SUPPLEMENT TO THE DISCLOSURE STATEMENT, THE SECOND AND THIRD AMENDED REORGANIZATION PLANS, AND THE EXHIBITS AND SCHEDULES THERETO IN THEIR ENTIRETY.

        The Third Amended Reorganization Plan and the Amended Scheme of Arrangement have the support of Fruit of the Loom, the JPLs, the Unsecured Creditors Committee, the Noteholders Steering Committee, and the Bank Steering Committee.

OVERVIEW OF REORGANIZATION PLAN

        Following is a brief summary of certain material provisions of the Third Amended Reorganization Plan. These descriptions are qualified in their entirety by the provisions of the Third Amended Reorganization Plan.

        The Third Amended Reorganization Plan embodies a series of interconnected and interdependent settlements among the various creditor constituencies, and between Fruit of the Loom and its creditors. The Third Amended Reorganization Plan is premised upon the sale of Fruit of the Loom's reorganized Apparel Business, as a going concern, to Purchaser, and the liquidation of the remaining assets and companies of Fruit of the Loom (collectively, except for NWI Land Management Corp. and its assets, referred to herein as the "Non-Core Assets") for the benefit of holders of allowed claims. In addition, FTL Inc.'s wholly owned subsidiary, NWI Land Management Corp. ("NWI"), will be separately liquidated. Fruit of the Loom's allowed secured claims aggregate approximately $1,200,000,000, subject to adjustment for Adequate Protection Payments (as such term is hereinafter defined).

        The distributions under the Third Amended Reorganization Plan reflect the fact that the aggregate value of the Apparel Business, the Non-Core Assets, and the remaining assets of NWI is less than the aggregate amount of the allowed secured claims, and Fruit of the Loom's belief, based upon the results of a comprehensive marketing process undertaken by Fruit of the Loom, in conjunction with the various creditors committees, which took place over more than six months and culminated in a Bankruptcy Court approved auction process.

        Holders of Allowed Unsecured Claims (other than holders of allowed trade convenience claims and the NWI Claims) will receive on the effective date of the Third Amended Reorganization Plan (the "Effective Date") their ratable proportion of the beneficial interests in the Unsecured Creditors Trust. Holders of Allowed Unsecured Claims (other than holders of Allowed Trade Convenience Claims, holders of 8?% Notes Claims, and the NWI Claims), who are classified in Class 4A, will receive their Ratable Proportion of the beneficial interests in the Unsecured Creditors Trust which holds (a) 190/445 of 7.5% of the beneficial interests of FOL Liquidation Trust representing (i) 190/445 of 7.5% of the adjusted Apparel Business sale proceeds and (ii) 190/445 of 7.5% of the net proceeds of liquidation of the Non-Core Assets, (b) a supplemental payment of $2,000,000, and (c) certain claims and causes of action (defined in the Third Amended Reorganization Plan as the "UCT Claims"), on account of their Allowed Unsecured Claims, in full settlement, satisfaction and discharge of those Claims and the Committee Avoidance Action. Under the Third Amended Reorganization Plan, a new Class (Class 4C) was created that consists solely of the claims of the holders and indenture trustee for the 8 7/8% Notes. Under the Third Amended Reorganization Plan, holders of Allowed 8 7/8% Note Claims, who are classified in Class 4C, will receive on the Initial Distribution Date of the Third Amended Reorganization Plan (a) 255/445 of 7.5% of the beneficial interests of FOL Liquidation Trust representing (i) 255/445 of 7.5% of the adjusted Apparel Business sale proceeds and (ii) 255/445 of 7.5% of the net proceeds of liquidation of the Non-Core Assets, and (b) a supplemental payment of $15,000,000 (minus the allowed administrative expense claims of the members of and professionals retained by the Ad Hoc Committee of 8?% Noteholders), on account of their Allowed Unsecured Claims, in full settlement, satisfaction and discharge of those Claims, including the guarantee Claims against each member of Fruit of the Loom, and the Committee Avoidance Action. Under the Third Amended Reorganization Plan, holders of Allowed Class 2 Secured Claims will receive their Ratable Proportion of (i) 92.5% of the beneficial interests of FOL Liquidation Trust representing 92.5% of the adjusted Apparel Business sale proceeds and 92.5% of the net proceeds of liquidation of the Non-Core Assets, and (ii) an estimated $277 million in Cash (less the sum of $9,400,000 on account of the Class 4A and Class 4C Supplemental Payments and an amount up to $1,600,000 on account of the Farley Gross-up Reserve), plus certain other amounts on account of Adequate Protection. In addition, the Third Amended Reorganization Plan resolves the dispute regarding the Allowed amount of the Claims of holders of the 7% Debentures (which are a part of the Prepetition Secured Creditor Claims in Class 2), by Allowing them in the aggregate amount of $90,800,000. Pursuant to the Third Amended Reorganization Plan, the UCT Claims are assigned to the Unsecured Creditors Trust for the benefit of holders of Class 4A Claims only, subject to certain limitations as set forth in the Third Amended Reorganization Plan and described hereinafter. Holders of Allowed Class 5 Claims will receive payments totaling up to 25% of the principal amount of their allowed claims; provided that the maximum aggregate amount paid to holders of allowed claims may not exceed $1,500,000. Holders of allowed unsecured claims that are NWI Claims will receive pro rata interests in NWI Successor in accordance with the terms of the EPA Settlement Agreement. Finally, holders of Class A Ordinary Shares and Class B Ordinary Shares of FTL Ltd. and Preferred and Common Stock of FTL Inc. will not receive any distribution on account of their equity interests. The Class A and Class B Ordinary Shares of FTL Ltd. will be deregistered under the Securities Exchange Act of 1934, as amended, and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd. In addition, the Preferred and Common Stock of FTL Inc. will be cancelled pursuant to the Third Amended Reorganization Plan. Also, the Class A Ordinary Shares of FTL Ltd. as well as the 8 7/8% Notes due 2006, the 6 1/2% Notes due 2003, the 7 3/8% Debentures due 2023, and the 7% Debentures due 2011 of FTL Inc. will be deregistered under the Securities Exchange Act of 1934, as amended, as soon as possible on or after confirmation of the Third Amended Reorganization Plan.

OVERVIEW OF SCHEME OF ARRANGEMENT

        The following is a brief summary of certain material terms of the provisions of the Amended Scheme of Arrangement. This description is qualified in its entirety by the provisions of the Amended Scheme of Arrangement. Terms are as defined in the Amended Scheme of Arrangement.

        The Amended Scheme of Arrangement is applicable ONLY to the allowed prepetition secured creditor claims of FTL Ltd. It provides for a transfer on the Scheme of Arrangement effective date of the capital stock of FTL Ltd.'s wholly owned subsidiary, FTL Caribe, Ltd. ("FTL Caribe"), and any other Apparel Business assets that FTL Ltd. owns to Purchaser, and for the transfer of substantially all of the other assets of FTL Ltd. to FOL Liquidation Trust. Thereafter, FTL Ltd. will be liquidated under Cayman Islands Law. The accepted unsecured creditors of FTL Ltd. who have proved successfully in its liquidation will be entitled to receive the distribution to which each such unsecured creditor would be entitled as a holder of an allowed claim against FTL Ltd. under the Third Amended Reorganization Plan.

        Holders of allowed claims against FTL Ltd. under the Third Amended Reorganization Plan will only be entitled to a single distribution on account of such allowed claim under the Third Amended Reorganization Plan and Amended Scheme of Arrangement combined.

        The Amended Scheme of Arrangement contemplates, and is contingent upon confirmation of the Third Amended Reorganization Plan. If for any reason the Amended Scheme of Arrangement cannot become effective but the Third Amended Reorganization Plan can be confirmed, then the Third Amended Reorganization Plan may be amended to give effect to the transactions contemplated under the Third Amended Reorganization Plan and the Berkshire Agreement, without the effectiveness of the Amended Scheme of Arrangement.

EVENTS LEADING TO THE REORGANIZATION CASES

        In the period leading up to the Petition Date, Fruit of the Loom's indebtedness increased substantially in connection with several acquisitions that did not achieve the cash flow levels anticipated at the time of the acquisitions. Indebtedness also increased because of the financing of a significant legal settlement, environmental obligations related to discontinued operations and open-market stock repurchases. After these borrowings, Fruit of the Loom was left with a highly leveraged capital structure. Changes in the competitive environment, inventory adjustments in 1998, and operating problems in 1999 reduced cash flow, resulting in covenant defaults and inadequate liquidity to continue to fund the ongoing operations of the business and debt requirements. As a result of these and other factors described below, Fruit of the Loom sought protection in the Reorganization Cases, to permit it to fix its operating problems and capital structure.

CHANGES IN THE COMPETITIVE ENVIRONMENT

        Beginning in the mid 1990's, prices for certain basic apparel products declined as a result of market consolidation and increased competition. Consolidation among the mass merchandisers in the retailing industry enabled those merchandisers to obtain price reductions from many of their suppliers, as the volume of the merchandisers' purchases increased as a percentage of the total market. Changes in international trade agreements, including the North American Free Trade Agreement adopted in 1995 (which has been expanded by the Caribbean Basin Initiative adopted in late 2000), removed certain tariff, quota, and other artificial trade barriers thereby increasing the supply of basic apparel products and consequently reducing prices. Fruit of the Loom was able to partially offset these price decreases with reductions in manufacturing costs. Nonetheless, these changes in industry dynamics negatively affected Fruit of the Loom's margins and cash flows.

NON-PERFORMING ACQUISITIONS

        In 1993 and 1994, FTL Inc. commenced a strategy of diversification into the sports licensing apparel market with the acquisitions of Salem Sportswear, Inc. ("Salem Sportswear"), Artex Manufacturing Co., Inc. ("Artex"), and Pro Player, Inc. ("Pro Player") and ventured into women's jeanswear manufacturing and marketing with the acquisition of the Gitano Fashions, Ltd. ("Gitano"). These acquisitions, primarily financed by debt, cost approximately $350,000,000.

        The acquisitions were intended to add higher gross margin apparel products to the Fruit of the Loom product portfolio. However, none of the businesses achieved the cash flow anticipated at the time of acquisition, and were instead dilutive to Fruit of the Loom's earnings over the period they were owned. These businesses have been divested since the Petition Date.

NON-OPERATING USE OF CASH

        During the period from 1995 through 1999, Fruit of the Loom used approximately $450,000,000 for non-operating purposes, including legal settlements, environmental liabilities related to operations sold by a former parent corporation, guarantees of a former subsidiary's indebtedness, and an open-market, stock repurchase plan. All of these uses resulted in higher debt, combined with the debt incurred to fund non-performing acquisitions.

INVENTORY ADJUSTMENTS AND OPERATING PROBLEMS

        The removal of certain trade barriers, as described above, provided domestic suppliers with an opportunity to reduce manufacturing costs by outsourcing the labor-intensive components of production to offshore locations with lower labor rates. Fruit of the Loom participated in this opportunity, transitioning approximately 90% of its remaining assembly production to Mexico, Honduras, and El Salvador between 1995 and 1999.

        Operating problems during the fourth quarter of 1998 resulted from a decision by Fruit of the Loom to virtually shut down manufacturing operations for several weeks to reduce inventory levels. As a result of the layoffs from these shut-downs, Fruit of the Loom experienced significant turnover of highly-trained employees who found other employment. When manufacturing recommenced in the first quarter of 1999, the replacement workers were less experienced, requiring additional training that caused irregular production to increase. The inefficiency in output from these plants and the need to rebuild inventory to service unexpectedly strong demand for key retail and activewear products resulted in inventory shortages that negatively impacted customer order fulfillment and required Fruit of the Loom to incur additional production, shipping, and distribution costs. In order to maintain customer service at acceptable levels, Fruit of the Loom increased its usage of external contractors, overtime labor, and time-sensitive and expensive methods of transporting materials and products, all of which resulted in approximately $300,000,000 of manufacturing cost overruns above budgeted costs.

        During the critical selling season of Spring (Activewear/tee shirts) and Fall (Retail/back to school) 1999, Fruit of the Loom experienced significant servicing and delivery problems with its customers; Fruit of the Loom found itself out of stock or with an improper mix of inventory, and thus unable to fill customers' orders on a timely basis. This resulted in a loss of sales, as customers turned to other suppliers for short-term needs. The high cost of manufacturing and the reduced sales resulted in a net loss before discontinued operations of $491,100,000.

CREDIT RATING CHANGES

        In 1997, when Fruit of the Loom entered into the 1997 Credit Agreement (which was Fruit of the Loom's working capital facility), Fruit of the Loom was rated BBB- by Standard & Poor's (S&P). In May 1998, S&P downgraded Fruit of the Loom to BB+, which triggered the effectiveness of a pledge of the stock of certain subsidiaries of FTL Inc. under the 1997 Credit Agreement. In the first quarter of 1999, as described in the March prospectus for the 8 7/8% Notes, Fruit of the Loom had a debt-to-EBITDA ratio of 4.9x and was downgraded to BB by S&P. Thereafter, in June 1999, S&P downgraded Fruit of the Loom to BB- and then to B- in October 1999.

COVENANT DEFAULTS AND LIQUIDITY

        In 1999, Fruit of the Loom recorded charges for provisions and losses on the sale of closeout and irregular inventory, impairment of certain European manufacturing facilities, severance costs and other write-downs and reserves totaling approximately $350,000,000. These charges resulted in covenant defaults under the Company's working capital facility.

        The combination of poor operating performance in 1999, evidenced by the credit rating changes, and the increased debt resulting from non-core acquisitions and other nonoperating uses of cash flow, resulted in a severe liquidity problem prior to the Petition Date. Fruit of the Loom's cash shortfall resulted in difficulties with key suppliers on payment terms, interruptions to manufacturing operations, and covenant defaults under the various secured financings. In 1999, Fruit of the Loom's total financings, including secured and unsecured public debt, aggregated in excess of $1,400,000,000. The interest payments on the debt aggregated over $100,000,000 per year. The anticipated curtailment of production due to difficulties in obtaining key supplies, the inability to pay vendors on a timely basis, and other considerations resulted in the Board of Directors' approval for Fruit of the Loom to seek protection under the Bankruptcy Code on December 29, 1999, commencing the Reorganization Cases.

CHANGES MADE TO THE BUSINESS SINCE THE PETITION DATE

        Shortly before the Petition Date, a new management team was retained for Fruit of the Loom to identify and rectify the underlying causes of many of the operational difficulties experienced by the Company. Since the Petition Date, the new management team has implemented a refocused business strategy, as described more fully below, to become the lowest-cost producer and marketer of high volume basic apparel, and thereby grow the Company's core business.

        The refocused business strategy includes: (i) disposing of non-core businesses, (ii) consolidating production capacity, thereby reducing fixed costs, (iii) improving manufacturing processes and efficiency, thereby reducing variable costs, (iv) eliminating unprofitable product lines, (v) improving inventory controls, (vi) improving customer order fill rates, thereby restoring customer satisfaction, and (vii) rejecting unfavorable contracts and leases.

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

        Fruit of the Loom believes that it is among the market leaders in branded, basic apparel due to its reputation for consistent quality and value. As such, Fruit of the Loom plans to leverage the Fruit of the Loom(R) brand to increase sales volume in 2002 and beyond. It is focused on reinvesting in advertising and promotions to strengthen the Fruit of the Loom(R) brand and increase volume. Fruit of the Loom plans to introduce new products that will achieve certain volume minimums and profit targets, as well as explore high volume private label programs consistent with existing product lines. The Company also plans to utilize licensing to supplement its product line in non-core areas in smaller domestic and international markets. In Europe, Fruit of the Loom intends to maintain its imprint market share leadership, and realize volume increases by refocusing on basic apparel products and participating in anticipated growth of its key retail accounts.

        Fruit of the Loom's business strategy includes the Apparel Business. The Third Amended Reorganization Plan, among other things, implements the sale of the Apparel Business as a going concern to a wholly owned subsidiary of Berkshire.

DISPOSITION OF NON-CORE BUSINESSES

        Since the Petition Date, under the direction of the new management team, Fruit of the Loom completed a strategic review of its businesses, and decided to focus its management and financial resources on its retail and activewear business units. As a result of this decision, Fruit of the Loom divested its Pro Player/Sports and Licensing Division, Gitano and Jet Sew operating businesses in 2000 and generated a total of approximately $45,000,000 in cash proceeds, which reduced some of the losses generated by those business units.

        As a part of the re-focusing on the core basic apparel business, Fruit of the Loom has undergone a number of changes and discontinued a number of lines of business, including among other things the Pro Player Sports and Licensing Division, which had revenues in 1999 of approximately $133,000,000. As described more fully below, notwithstanding those revenues, Pro Player incurred an operating loss of $31,300,000 in 1999. Following the Petition Date, attempts were made to sell Pro Player as a going concern, but ultimately no purchaser was located. Therefore, in February 2000, the orderly liquidation of Pro Player, was authorized. The net cash proceeds of that liquidation, which was substantially completed in 2000, of $23,800,000 were applied to reduce the DIP Facility (as defined below). Similarly, Gitano, which had sales in 1999 of $48,200,000, but an operating loss of $28,800,000 for the same period, was liquidated in 2000 for net cash proceeds of $19,400,000. Again, the proceeds were applied to repay and reduce the DIP Facility. In addition, there were a number of other asset sales whereby Fruit of the Loom disposed of assets no longer used in its business operations. The total proceeds of all of these asset sales (including Pro Player and Gitano) was approximately $91,600,000; in each instance, the proceeds were applied to the DIP Facility.

        In addition, prior to the Petition Date, Fruit of the Loom had been operating under a number of licensing agreements that have been discontinued since the commencement of the Reorganization Cases. These agreements were primarily related to Pro Player/Sports and Licensing Division, and Gitano businesses whose assets have been divested.

Pro Player/Sports and Licensing Division

        Pro Player/Sports and Licensing Division (the "Sports and Licensing Division") manufactured and marketed sports licensing apparel under the Pro Player(R) and Fans Gear(R) brands pursuant to licensing agreements with professional sports leagues and major colleges and universities. Fruit of the Loom acquired these companies (Pro Player, Salem Sportswear, and Artex) when values in that segment of the industry were at peak levels. The Sports and Licensing Division performed significantly below expectations during 1998 and 1999. Fruit of the Loom believes that the underperformance of the Sports and Licensing Division was caused, in part, by a shift in consumer preferences, which reduced demand for sports licensed products and created overcapacity, which resulted in many bankruptcies and liquidations throughout the industry, including the 1999 liquidation of Starter Corp., the largest sports apparel company at that time. In addition, Fruit of the Loom believes that high guaranteed minimum royalties to licensors, and high marketing expenses and defalcations by certain members of prior management of the Sports and Licensing Division contributed to the underperformance of the Sports and Licensing Division.

        In 1999, the Sports and Licensing Division reported operating losses of approximately $31,000,000. As a result of the structural conditions described above and management's assessment that the business of the Sports and Licensing Division could not become profitable, the Board of Directors directed Lazard Freres & Co. ("Lazard"), Fruit of the Loom's investment banker and financial advisor, to market the Sports and Licensing Division as a going concern. Ultimately, the prices offered to acquire the Sports and Licensing Division as a going concern were less than the estimated proceeds from a liquidation, and the operations were wound down and liquidated pursuant to an Order of the Bankruptcy Court dated February 28, 2000. The disposition of assets of the Sports and Licensing Division resulted in net cash proceeds to Fruit of the Loom of $23,800,000 through December 29, 2001.

Gitano

        In 1994, Fruit of the Loom acquired Gitano, which manufactured women's and children's jeans and related sportswear under the Gitano(R) trade name and trademarks. Gitano never achieved the necessary sales volume and operating economies to become an efficient and profitable product line. The Board of Directors directed Lazard to seek a purchaser of the Gitano business assets on a going concern basis. After an auction, and pursuant to an order dated June 15, 2000, the Bankruptcy Court approved the sale of substantially all of the Gitano assets to VF Corporation for an initial cash purchase price of $17,200,000, and additional consideration of $2,200,000 for additional inventory (pursuant to a separate Order dated August 18, 2000), which was delivered over time.

        Thereafter, by order dated November 14, 2000, Fruit of the Loom obtained Bankruptcy Court approval to sell certain specialized laundry equipment, previously used by Gitano, to Ibis de Mexico, S.A. de C.V. for a purchase price of $600,000. This sale closed on December 11, 2000.

Jet Sew

        FOL R&D, Inc., formerly known as Jet Sew Technologies, Inc. ("Jet Sew"), was engaged in the business of designing, manufacturing, and marketing automatic, modular sewing systems used to manufacture textile and apparel machinery. As a result of losses generated and the non-core nature of its business, Fruit of the Loom determined that Jet Sew should be sold on a going concern basis, to best maximize value. Pursuant to an order dated December 13, 2000, Fruit of the Loom agreed to sell the assets of Jet Sew for a purchase price of $3,500,000, subject to adjustment. Pursuant to that Order, the sale closed on December 18, 2000.

Russell Hosiery

        Leesburg Holding Company, Inc., formerly known as Russell Hosiery Mills, Inc. ("Russell Hosiery"), a non-debtor subsidiary, whose only asset was an interest in the trademark Russell National, sold that trademark to Russell Corporation on January 12, 2001, for approximately $1,000,000. Those funds are held in escrow, and may not be disbursed without notice to Fruit of the Loom, Russell Hosiery and State Street Bank. Pursuant to the Third Amended Reorganization Plan, the proceeds from the sale of the Russell Hosiery trademark will be applied to accrued and unpaid fees of the Indenture Trustees, the Prepetition Bank Agent and the Prepetition Collateral Agent.

ELIMINATION OF UNPROFITABLE PRODUCT LINES

        Before the Petition Date, the number of SKU's offered by Fruit of the Loom increased as a result of prior management's strategy to, among other things, introduce higher fashion apparel. The proliferation of SKU's reduced manufacturing efficiency, as average production runs decreased and the number of changeovers increased. In 2000, Fruit of the Loom reduced total SKU's by 40% in order to improve manufacturing efficiencies and refocus production on higher volume styles.

REDUCTION IN FIXED COSTS THROUGH CONSOLIDATION OF MANUFACTURING CAPACITY

        In 2000, Fruit of the Loom closed two yarn mills and two textile plants. During the first quarter of 2001, an additional yarn mill was closed, and in the second quarter of 2001, the Company announced the closure of one additional textile plant and two sewing facilities. Also in the third quarter of 2001, Fruit of the Loom announced the closure of a textile facility in the Republic of Ireland, and certain administrative offices outside the United States. These closures were done to reduce textile capacity to the level of Fruit of the Loom's current manufacturing needs after the discontinuation of unprofitable businesses and product lines, and to eliminate excess administrative space. Textile production was realigned in Fruit of the Loom's remaining textile plants that have lower costs and lower labor turnover. The closure of these plants and the resulting rationalization of production costs are expected to create greater financial flexibility for Fruit of the Loom through fixed overhead cost reductions.

        Fruit of the Loom believes the remaining plants can produce the volumes projected for 2002, with future capacity growth being generated by capital expenditures and efficiency improvements. However, the current lower level of capacity could affect Fruit of the Loom's ability to respond to an increase in market demand, potentially resulting in delays in order fulfillment until additional capacity is fully operational.

        Fruit of the Loom has also closed certain assembly operations in Mexico, shifting that production to lower cost operations in Central America. On October 25, 2000, the Bankruptcy Court authorized Fruit of the Loom to wind-down certain assembly operations located in Mexico, and to amend and restate certain prepetition agreements by and among the Debtors, certain non-debtor Fruit of the Loom affiliates, and certain unrelated parties, all pursuant to a master termination agreement (the "Master Termination Agreement"). At the present time, the only operating assembly facility in Mexico involves the assembly of fleece garments. As a part of the Master Termination Agreement, that operation will be acquired by Fruit of the Loom.

IMPROVEMENTS IN MANUFACTURING PROCESSES AND EFFICIENCY

        Since the Petition Date, under the current management team, Fruit of the Loom has achieved material improvements in virtually all operational measurement categories in the United States and the Caribbean largely as a result of the centralization of key functional areas, and the resulting standardization and simplification of manufacturing processes.

        Fruit of the Loom has also significantly reduced its manufacturing cost structure by largely replacing contract assembly with owned assembly in Central America. Management believes that the owned assembly plants are generally more efficient than outside contractors. Approximately 37% of 1999 annual production was assembled by 37 separate outside contract manufacturers. Through 2000, Fruit of the Loom continued to reduce its reliance on contract manufacturers, as productivity and overall efficiency increased at Fruit of the Loom's owned assembly plants. As of the end of 2000, Fruit of the Loom had reduced the number of outside contractors to 4, from the high of 37, resulting in lower production costs for 2000. In the fourth quarter of 2001, approximately 13% of all garments sewn for Fruit of the Loom were sewn by contract manufacturers.

        Fruit of the Loom has implemented a number of measures to reduce its variable cost structure. Through enhanced planning and improved manufacturing efficiencies, Fruit of the Loom has been able to reduce total freight expenditures by $41,800,000 from 1999 to 2000 and a further $24,500,000 in 2001.
Improvements in manufacturing processes have also enabled Fruit of the Loom to reduce headcount from a peak of approximately 40,000 in 1999 to approximately 23,000 in December 2001. Excluding consolidation costs of $88,300,000 in 2000 and special charges of $67,200,000 in 1999, Fruit of the Loom's Selling, general and administrative expenses decreased, as a percentage of Net sales, from 15.2% in 1999 to 10.5% in 2000 as a result of these and other changes to Fruit of the Loom's variable cost structure. Excluding consolidation costs of $46,500,000 in 2001, Selling, general and administrative expenses were 12.2% of Net sales; this number includes 2.1% of Net sales for advertising expenses. In 2000, there were no advertising expenditures. Fruit of the Loom believes that at current volume levels, it has substantially achieved the benefits that are immediately available from cost reduction initiatives.

EFFECTS OF CHANGES IN BUSINESS

        Since the Petition Date through the end of 2001, the total amount of inventory and accounts receivable shown on Fruit of the Loom's balance sheet has been reduced by a total of $357,200,000. This reduction is a result of the elimination of unprofitable business lines, combined with increased efficiencies in manufacturing, so that inventory is no longer held for extended periods of time and accounts are collected more efficiently. However, looked at as merely the book value of assets (which was the valuation basis upon which the Adequate Protection Order was entered), this reduction, which is a reflection of the improved manufacturing capabilities and the elimination of unprofitable lines of business, did reduce the absolute book value of the assets of Fruit of the Loom.

CONTINUED OPERATING RISKS

COMPETITIVE CONDITIONS

        All of Fruit of the Loom's markets are highly competitive. Fruit of the Loom's operations may be negatively impacted by changes in the financial strength of the retail industry, particularly the mass merchant channel, the level of consumer spending for apparel, the amount of sales of Fruit of the Loom's activewear screenprint products, and the competitive pricing environment within the basic apparel segment of the apparel industry. The loss of one of its major customers could have a significant adverse effect on Fruit of the Loom. Fruit of the Loom's largest 100 customers accounted for approximately 80% of Fruit of the Loom's Net sales. Sales to Fruit of the Loom's largest and second largest customers represented approximately 29.5% and 10.3%, respectively, of Fruit of the Loom's Net sales in 2001.

EXCHANGE RATE AND COMMODITY PRICING MARKET FLUCTUATIONS

Foreign Currency Exchange Rates

        Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. Fruit of the Loom and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore, foreign currency exposures arising from transactions are not material to Fruit of the Loom. However, Fruit of the Loom does have foreign currency exposure arising from the translation of foreign denominated revenues and profits into U.S. dollars. The primary currencies to which Fruit of the Loom is exposed include the Euro and the British pound.

Commodity Prices

        The availability and price of cotton are subject to fluctuation due to unpredictable factors such as weather conditions, governmental regulations, economic climate, or other unforeseen circumstances.

INTERNATIONAL OPERATIONS RISKS

        Sales from international operations for 2001 were $226,200,000, and were principally generated from products manufactured at Fruit of the Loom's foreign facilities. These international sales accounted for 16.9% of Fruit of the Loom's Net sales for the year. Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. In addition, Fruit of the Loom's operations, particularly in Central America, have been, and will continue to be, exposed to extreme weather and other conditions (i.e., hurricanes and earthquakes), which could have a material adverse impact on operations. Fruit of the Loom's operations also involve the use of ocean-going transport to ship fabric to off-shore assembly plants and to return finished goods to both Europe and the United States; such maritime transport is inherently subject to risk from weather and other conditions.

EFFECT OF KMART FILING

        On January 22, 2002, Kmart Corporation and certain of its affiliates (collectively, "Kmart") filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois. Kmart has been Fruit of the Loom's second largest customer, as a percentage of Net sales, in each of the three years in the period ended December 29, 2001. The collectability of accounts receivable from Kmart and the prospects for future business with Kmart cannot be estimated at this time. The effect of Kmart's Chapter 11 cases on Reorganized Fruit of the Loom's future performance cannot be predicted at this time. The Company believes adequate provision has been made in the accompanying consolidated financial statements for estimated losses on Kmart's accounts receivable as a result of Kmart's Chapter 11 cases.

DESCRIPTION OF BUSINESS

OVERVIEW

        Fruit of the Loom is a vertically-integrated manufacturer of basic apparel products, performing most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. This core apparel business in the United States operates through Union Underwear Company, Inc. ("Union Underwear"), and its operating subsidiaries and, outside the United States, through FTL Caribe and its subsidiaries. Fruit of the Loom's primary strengths are its brand-name recognition, relationships with major discount chains and mass merchandisers, and ability to produce significant volumes of products at a low cost.

        North America is Fruit of the Loom's principal market, comprising more than 80% of consolidated net sales in each of the last three years. For the North American market, capital-intensive spinning, knitting, and cutting operations are located in highly automated facilities in the United States, while labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America, Mexico, and the Caribbean. For the European market, capital intensive manufacturing operations are done in Ireland and Northern Ireland; sewing is principally performed in Morocco.

        Fruit of the Loom has organized its business into three functional areas: (1) retail products, that accounted for approximately 62% of 2001 Net sales; (2) activewear products, that accounted for approximately 26% of 2001 Net sales; and (3) Europe, that accounted for approximately 12% of 2001 Net sales. The Company's products are generally sold to major discount chains, mass merchandisers, and large wholesalers; Fruit of the Loom is among the market leaders in the foregoing market segments. Fruit of the Loom has an estimated 43.7% domestic mass market share in men's and boys' underwear and an estimated 13.5% domestic mass market share in women's and girls' underwear in 2001. However, the Company has experienced declines in overall sales across all market segments since the Petition Date. For the year 2001, Fruit of the Loom's domestic activewear market share was 24.7% for T-shirts sold through wholesalers and 17.3% for fleecewear. In addition, the overall market for activewear has also declined since the Petition Date. In 2001, the total activewear market declined 4% for tees and fleece.

        Following the Petition Date, the new operating management team put into effect an overall reorganization of the operations of Fruit of the Loom, eliminating several layers of management and rationalizing the chain of authority, so that all marketing, manufacturing, and sales functions are coordinated and consolidated over all business lines.

        The Fruit of the Loom label has been used in the textile market since 1856, and was registered as a trademark in 1871. A predecessor to Fruit of the Loom began producing men's and boys' underwear under the Fruit of the Loom (R) brand in 1938. FTL Inc. was incorporated under the laws of the State of Delaware in 1985 as a result of the leveraged buyout of its conglomerate parent, Northwest Industries, Inc. ("Northwest"). After divesting the other operating businesses of Northwest, FTL Inc. became a publicly held company in 1987.

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

        As originally planned, when fully implemented, the Cayman Reorganization would have transferred ownership from FTL Inc. to FTL Ltd., or a non-United States subsidiary of FTL Ltd., of essentially all businesses and subsidiaries of FTL Inc. located outside of the United States (other than certain operations in Canada and Mexico), and would have transferred beneficial ownership of certain trademarks from FTL Inc. to FTL Ltd. The Cayman Reorganization was not fully implemented before the Petition Date; neither the trademarks nor FTL Inc.'s indirect European subsidiaries were transferred to FTL Ltd.

        The Company extensively markets its activewear and, to a lesser extent, other products outside the United States, principally in Europe, Canada and Mexico. In order to serve these markets, the Company has a distribution center in Canada, and manufacturing plants in the Republic of Ireland and Northern Ireland (United Kingdom), as well as manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale.

PRODUCTS

Retail Products

        Fruit of the Loom is a market leader in a number of product areas within the retail segment of the apparel industry. Fruit of the Loom is one of the mass market leaders in men's and boys' underwear, with a 2001 domestic share in that distribution channel of 43.7%. Fruit of the Loom is also one of the branded market leaders in the fragmented women's and girls' underwear market, with a 2001 domestic share in the mass merchandise market of 13.5%. Only one other competitor had more than a 4% market share in that market in 2001.

        Men's and Boys' Underwear. Fruit of the Loom offers a broad array of men's and boys' underwear including briefs, boxer shorts, boxer briefs, T-shirts and A-shirts, colored and "fashion" underwear. These products are primarily sold to major discount chains and mass merchandisers, and represent approximately 48% of Fruit of the Loom's domestic sales.

        Women's and Girls' Underwear. Fruit of the Loom offers a variety of women's and girls' underwear under the Fruit of the Loomio ? brand name. These products are primarily sold to major discount chains and mass merchandisers and represent approximately 6% of Fruit of the Loom's domestic sales.

        Casualwear. Fruit of the Loom markets knitwear (tees, tanks and shorts) and fleecewear (sweatshirts and pants) to mass merchandisers as casualwear primarily under the Fruit of the Loomio ? brand names. Casualwear is produced in separate Spring and Fall lines with updated color selections for each of the men's, women's, boys' and girls' categories.

        The casualwear market is highly fragmented. Fruit of the Loom holds the number two branded mass market share in knitwear products with an approximate 5% market share, and the number three branded mass market share in fleece products with an approximate 4% market share.

        Childrenswear. Fruit of the Loom offers a broad array of childrenswear including decorated underwear (generally with pictures of licensed movie or cartoon characters) under the FUNPALS(R), FUNGALSTM and UNDEROOS(R) brands.

Activewear

        Fruit of the Loom produces and sells undecorated T-shirts and fleecewear under the Fruit of the Loom(R), LOFTEEZ(R) and BESTTM by Fruit of the Loom(R) labels. These products are manufactured in a variety of styles and colors and are sold to large wholesale distributors, who break down bulk purchases for resale to the screenprint market and specialty retailers. In 2001, Fruit of the Loom's domestic market share was 24.7% for T-shirts sold through wholesalers and 17.3% for fleecewear.

Europe

        Approximately 84% of Fruit of the Loom's European 2001 sales were in undecorated T-shirts, fleecewear, and knit sportshirts sold under the Screen Stars By Fruit of the Loom(R) label. These products were sold to wholesale distributors and screenprinters throughout Europe. European retail sales, which includes a variety of outerwear styles sold under the Fruit of the Loom(R) label, accounted for approximately 16% of Fruit of the Loom's 2001 European business. Fruit of the Loom is restructuring its retail sales efforts to focus on high volume basic styles.

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

        As a vertically integrated operation, Fruit of the Loom converts raw fibers into finished apparel products primarily in its own facilities. Fruit of the Loom is one of the largest private purchasers of cotton in the United States, which management believes creates an advantage in managing raw material cost. Fruit of the Loom spins cotton into yarn and converts it into fabric. The fabric is then dyed, finished and cut before it is sewn into finished garments. Fruit of the Loom uses its automated textile manufacturing facilities in the United States for yarn spinning, knitting and cloth finishing. This textile process is capital intensive but requires minimal labor. In 2001, 99% of the garments produced by the Company for the domestic market were sewn in Central America, Mexico or the Caribbean basin. Of this total, approximately 15% were assembled at contractors and approximately 85% at Company owned/operated facilities. Contract manufacturers have been used by the Company for the following reasons: 1) to balance internal capacity requirements, 2) for low volume specialty garments, and 3) for seasonal or one-time programs. The Company chooses to sew large volume styles in its own facilities where it believes it has the greatest cost reduction potential. Included in Company owned/operated facilities are goods assembled at a contractor that assembled garments solely for the Company. European textile manufacturing operations are located in Northern Ireland and the Republic of Ireland, and labor intensive assembly operations are located in lower cost Moroccan facilities. Approximately 32% of European sales were produced at contractors.

DISTRIBUTION

        Fruit of the Loom sells its products to approximately 100 major accounts, including major discount chains and mass merchandisers, wholesale clubs and screenprinters. Fruit of the Loom's largest 100 customers accounted for approximately 80% of Fruit of the Loom's Net sales in 2001. Sales to Fruit of the Loom's largest and second largest customers (Wal-Mart Stores, Inc. and Kmart, respectively) each represented greater than 10% of Fruit of the Loom's Net sales in 2001. While the loss of either of these customers would have a significant impact on the Company, the Company believes it has good relations with these customers. In 2001, approximately 84% of Fruit of the Loom's domestic products sold through retail channels was sold to major discount chains and mass merchandisers, approximately 3% was sold to department stores, approximately 6% was sold to specialty stores, and approximately 7% was sold to other customers. Fruit of the Loom's products are principally sold by a nationally organized direct sales force of full-time employees. Fruit of the Loom's products are shipped from four principal domestic distribution centers.

        Management believes that one of Fruit of the Loom's primary strengths is its long-standing, excellent relationships with major discount chains and mass merchandisers. In the mass market channel, Fruit of the Loom supplied 43.7% of men's and boys' underwear and 13.5% of women's and girls' underwear. Fruit of the Loom attributes its success within this channel to its high brand name recognition and customer loyalty as well as its ability to supply large quantities of high quality, value-oriented products from its strategically located distribution centers. In addition, Fruit of the Loom has implemented electronic data interchange with its major mass merchandizing and discount customers, which enables Fruit of the Loom to satisfy these customers' requirements for flexible product deliveries.

TRADEMARKS AND LICENSES

        Fruit of the Loom markets and sells products under trademarks owned by the Company, as well as trademarks licensed to the Company by unrelated third parties. The Company also licenses certain trademarks it owns to certain unrelated third parties. The Company owns the FRUIT OF THE LOOM(R), BVD(R), SCREEN STARS(R), BEST(TM), LOFTEEZ(R), and certain other trademarks, which are registered or protected by common law in the United States and in many foreign countries. The KSA/NPD Branding Report by Kurt Salman Associates, a bi-annual survey last conducted in 2000, found that the Fruit of the Loom brand is one of the most recognized of 90 men's apparel brands, with 94% brand awareness. The high brand awareness associated with Fruit of the Loom(R) branded products has been developed over the years through marketing programs that emphasize the quality and consistency of the brand. Products sold under Company owned trademarks account for approximately 95% of Fruit of the Loom's overall retail revenues. Additionally, the Company receives significant royalty income on the licensing of its Fruit of the Loom(R) and BVD(R) brands for soft goods lines, both domestically and internationally.

        The Company owns the FUNPALS(R), FUNGALSTM and UNDEROOS(R) trademarks which are registered or protected by common law and used on certain childrenswear. Fruit of the Loom also operates under a number of licensing agreements from unrelated third parties, primarily utilized for its childrenswear products. These licensing agreements provide Fruit of the Loom with the right to manufacture and market apparel decorated with licensed characters that include BATMAN(TM), SUPERMAN(TM), SPIDER-MAN THE MOVIE(TM), SESAME STREET(TM), SCOOBY-DOO(TM), TELETUBBIES(TM), BOB THE BUILDER(TM), JACKIE CHAN ADVENTURES(TM), SABRINA: THE ANIMATED SERIES(TM), POWERPUFF GIRLS(TM), DRAGON TALES(TM), JAY JAY THE JET PLANE(TM), CUBIX(TM) and POWER RANGERS(TM).

        BATMAN(TM) and SUPERMAN(TM) and all related character, names and indicia are trademarks of D.C. Comics, in care of Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P., used under license. TELETUBBIES(TM) is a trademark of Ragdoll, Ltd., used under license from The itsy bitsy Entertainment Company. SPIDER-MAN(TM) is a trademark of Marvel Characters, Inc., used under license from Spider-Man Merchandising L.P. SCOOBY-DOO(TM) and all related characters and elements are trademarks of Hanna Barbera Productions, Inc., used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P. SESAME STREET(TM) is a trademark of Sesame Workshop, used under license. BOB THE BUILDER(TM) is a trademark of HIT Entertainment PLC and Keith Chapman, used under license. JACKIE CHAN ADVENTURES(TM) is a trademark of Adelaide Productions, Inc. used under license. SABRINA: THE ANIMATED SERIES(TM) is a trademark of Archie Comic Publications, Inc., used under license. POWERPUFF GIRLS(TM) is a trademark of Cartoon Network used under license from Warner Bros. Consumer Products, a division of Time Warner Entertainment Company L.P. DRAGON TALES(TM) is a trademark of Sesame Workshop used under license. JAY JAY THE JET PLANE(TM) is a trademark of KIDQUEST, INC, dba WonderWings.com Entertainment used under license from ProchLight Entertainment, Inc. CUBIX(TM) is a trademark of 4 Kids Entertainment, Inc. used under license. POWER RANGERS(TM) is a trademark of Saban Entertainment, Inc. and Saban International N.V. and used under license from Saban Merchandising, Inc.

INFORMATION SYSTEMS

        Over the past several years, the Company has committed additional resources to enhance its information systems ("IS"). These efforts have included the implementation of an Oracle general ledger and accounts payable system, the development of a new order entry system enabling activewear retailers to order from wholesalers through the Internet and implementation of Electronic Data Interchange with its major retail customers. In addition, the Company has implemented its Vendor Managed Inventory ("VMI") program, enabling the Company to partner with its customers and allowing these customers to maintain optimal inventory levels. The VMI program and other IS enhancements enable the Company to improve utilization of its own inventories by matching production more closely with customer point of sale information. Also, the Company has improved its inventory control systems to enable it to better control product moving offshore. The Company continues to improve its inventory control systems, and plans to continue its efforts in the IS area in 2002 and future years to improve efficiency and customer service.

INTERNATIONAL OPERATIONS

        Fruit of the Loom primarily sells activewear through its foreign operations, principally in Europe, Canada, and Mexico. The Company's approach has generally been to establish production capability in Europe in order to better serve this market and decrease the impact of foreign currency fluctuations. The Company has established manufacturing plants in the Republic of Ireland and Northern Ireland (United Kingdom) as a means of accomplishing these objectives. It has also established manufacturing operations in Morocco where cut fabrics from the Republic of Ireland are sewn and returned to Europe for sale. In addition, the Company has established manufacturing operations in Honduras and El Salvador to assemble fabrics that have been manufactured and cut in the Company's U.S. operations, as well as externally sourced fabric, into finished goods for sale principally in the United States.

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

        In addition, 96% of the garments assembled for sale in the United States in 2001 were assembled in Honduras and El Salvador. The concentration of the Company's assembly operations in these countries that are subject to hurricane, earthquakes and other natural disasters, and the occurrence of such natural disasters could result in a material adverse impact to the Company.

        Sales from international operations during 2001 were $226,200,000 and were principally generated from products manufactured at the Company's foreign facilities. These international sales accounted for 17% of the Company's Net sales in 2001. Management believes international sales will continue to be a source of growth for the Company, particularly in Europe. See "OPERATING SEGMENTS" in the Notes to Consolidated Financial Statements.

COMPETITION

        All of the Company's markets are highly competitive. Competition in the underwear and activewear markets is generally based upon quality, price and delivery. In response to market conditions, the Company, from time to time, reviews and adjusts its product offerings and pricing structure.

IMPORTS

        Domestic apparel manufacturers continue to move sewing operations offshore to reduce costs and compete with enhanced import competition resulting from the Uruguay Round of the General Agreement on Tariffs and Trade. To regain the Company's position as a low cost manufacturer, the Company has increased the percentage of garments sewn in the Caribbean and Central America, and returned to the United States under Section 9802 (previously Section 807) of the regulations of the United States Customs Service, Department of the Treasury. The Company believes domestic knitting, bleaching and dyeing operations will continue to provide the Company with a competitive advantage in future years. Thus, the Company's strategy is to combine low cost textile manufacturing in the United States with sewing predominantly offshore.

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

        Direct imports accounted for approximately 40% of the United States men's and boys' underwear market (100% if Section 9802 imports are included) in 2001 and approximately 42% (74% including Section 9802 imports) of the women's and girls' underwear market. With regard to activewear, imports accounted for approximately 58% of this market in 1998, the latest period for which data is available. However, the Company believes that the import share of the activewear market was greater in 2001 than it was in 1998. Substantially all of the Company's activewear products sold in the United States are assembled offshore (Central America). The Company believes that its operations are representative of the industry in general.

        Management does not believe that direct imports presently pose a significant threat to its business. United States tariffs and quotas established under the international agreement known as the Multifiber Arrangement ("MFA") limit the growth of imports from certain low-wage foreign suppliers such as China, India and Pakistan, thus limiting the price pressure on domestic manufacturers resulting from imports from these countries. However, the Company believes import competition will continue to increase and accelerate as MFA quotas are phased out. Quotas will be completely eliminated by January 1, 2005.

EMPLOYEES

        At March 1, 2002, the Company employed approximately 22,400 people. Approximately 1,800 employees, principally in foreign markets, are covered by collective bargaining agreements. Management believes that its employee relations are good.

OTHER

        MATERIALS AND SUPPLIES. Materials and supplies used by the Company are available in adequate quantities. The primary raw materials used in the manufacturing processes are cotton and polyester. Cotton prices are subject to the price volatility of the commodity markets. Polyester prices are principally linked to petroleum prices and, accordingly, are also subject to the price volatility of the commodity markets. The Company has historically contracted in advance to meet its cotton needs and manages the risk of cotton price volatility through a combination of fixed and nonfixed price purchase commitments, cotton futures contracts and call options. As of March 23, 2002, the Company had entered into contracts that cover approximately 88% of its estimated cotton requirements for 2002 (with fixed prices on approximately 77%).

        SPECIAL CHARGES. During the five years ended January 1, 2000, the Company moved substantially all of its U.S. sewing and finishing operations to locations in the Caribbean, Mexico and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. In the third and fourth quarters of 1999, the Company recorded charges for provisions and losses on the sale of closeout and irregular inventory to reflect the reduced market prices for these categories of inventory, costs related to impairment of certain European manufacturing facilities, severance, a debt guarantee and other asset write-downs and reserves. In the fourth quarter of 1997, the Company recorded charges for costs related to the closing and disposal of a number of domestic manufacturing and distribution facilities, impairment of manufacturing equipment and other assets and certain European manufacturing and distribution facilities, and other costs associated with the Company's world-wide restructuring of manufacturing and distribution facilities. During 1995, the Company took several actions in an effort to substantially reduce the Company's cost structure, streamline operations and further improve customer service. These actions included the closing of certain domestic manufacturing operations, further consolidation of the Company's Gitano and Sports and Licensing Division and the accelerated migration of some sewing operations to lower cost, offshore locations.

        In connection with the Company's efforts to eliminate non-core businesses and unprofitable products, the Company incurred costs related to the closure of yarn, textile and assembly plants in 2000 and 2001. The Company incurred charges of $90,100,000 in 2000 and $50,100,000 in 2001 for write-downs of inventory, property, plant and equipment, other assets and contractual obligations. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

        OTHER INFORMATION. FTL Ltd. was incorporated under the laws of the Cayman Islands on March 4, 1999. The principal executive offices of FTL Ltd. are located at P.O. Box 866GT, 3rd Floor, Anderson Square Building, Shedden Road, Grand Cayman, Cayman Islands, BWI, telephone (345) 945-8210. Market share data contained herein are for domestic markets and are based upon information supplied to FTL Ltd. by the National Purchase Diary, which management believes to be reliable.

ITEM 2. PROPERTIES

        The combination of manufacturing, warehouse and distribution, and sales and administration facilities operated by the Company as of December 29, 2001, occupied approximately 9,367,000 square feet of real property, of which approximately 3,636,000 square feet were under leases expiring through 2017. The Company's principal facilities were in North and Central America, with the remaining properties in Europe.

        During 2001, the Company closed three of its least efficient manufacturing facilities that occupied approximately 1,269,000 square feet. Company owned facilities that have been closed are currently held for sale.

        Set forth below is a summary of the principal facilities owned or leased by Fruit of the Loom as of December 29, 2001, excluding closed facilities. The Company's facilities are located principally in the United States (the summary below includes Canada), Western Europe (the summary below includes United Kingdom, Republic of Ireland and Morocco) and Central America (the summary below includes Mexico and the Caribbean Basin).

                                                                                                   SQUARE FEET
                                                                         NO. OF                    -----------
                                                                        LOCATIONS           OWNED              LEASED
                                                                        ---------           -----              ------

UNITED STATES
      Manufacturing...................................................        7             2,786,000            510,000
      Warehouse and distribution......................................        7             1,829,000            782,000
      Sales and administration........................................        4                86,000             96,000
WESTERN EUROPE
      Manufacturing...................................................        7               332,000            435,000
      Warehouse and distribution......................................        7               487,000            370,000
      Sales and administration........................................        4                50,000             65,000
CENTRAL AMERICA
      Manufacturing...................................................       12               153,000          1,097,000
      Warehouse and distribution......................................        5                    --            276,000
      Sales and administration........................................        3                 8,000              5,000
SUB-TOTAL
      Manufacturing...................................................       26             3,271,000          2,042,000
      Warehouse and distribution......................................       19             2,316,000          1,428,000
      Sales and administration........................................       11               144,000            166,000
                                                                          -----        --------------     --------------
TOTAL ..............................................................         56             5,731,000          3,636,000

See "LEASE COMMITMENTS" in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

CHAPTER 11 FILING

        On December 29, 1999, FTL Ltd., FTL Inc. and 32 of their subsidiaries filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. The bankruptcy cases of the Debtors are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). In addition, on December 30, 1999, FTL Ltd. voluntarily presented a petition to wind up the Company, and obtained an order from the Cayman Court appointing provisional liquidators. FTL Ltd.'s petition is adjourned at this time.

        FTL Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility"), for an original commitment of $625,000,000, with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and, as amended, is a commitment of $150,000,000 comprised of revolving notes. No amounts were outstanding under the revolver at December 29, 2001. Letter of Credit obligations under the DIP Facility are limited to $125,000,000.

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

        Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code, and obtaining Bankruptcy Court approval. An official unsecured creditors committee has been formed by the United States Trustee. This committee and various other parties in interest, including creditors holding claims, such as the prepetition bank group and secured bondholders, have the right to appear and be heard on applications of the Debtors relating to certain business transactions. The Company is required to pay certain expenses of the committee, including legal and accounting fees, to the extent allowed by the Bankruptcy Court. In addition, the Company has an agreement, approved by the Bankruptcy Court, with the prepetition bank groups and secured bondholders, to make quarterly adequate protection payments aggregating approximately $19,000,000 to $30,000,000.

        As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, prepetition contracts and unexpired leases. In this context, "assumption" requires the Debtors to perform their obligations and cure all existing defaults under the assumed contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the rejected contract or lease, but are subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the reorganization cases.

        Prepetition claims that were contingent or unliquidated at the commencement of the Reorganization Cases are generally allowable against the Debtors in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those that arise in connection with the rejection of executory contracts and leases, are expected to be substantial. The Debtors have established estimated accruals approximating what they believe will be their liability under these claims. The ultimate amount of and settlement terms for such liabilities are subject to consummating a plan of reorganization and, accordingly, are not presently determinable. See "OVERVIEW OF THIRD AMENDED REORGANIZATION PLAN" in Item 1. Business.

CAYMAN ISLANDS PROVISIONAL LIQUIDATION

        On December 30, 1999, FTL Ltd. voluntarily filed a Petition in the Cayman Court for the appointment of Theo Bullmore and Simon Whicker as JPL's (Cause No. 823 of 1999). The JPL's were appointed pursuant to the Companies Law
Section 99. Among Orders made by the Cayman Court on the presentation of the Petition was an Injunction restraining further proceedings in any action, suit or proceedings against FTL Ltd. without first obtaining leave of the Cayman Court.

        Under the Companies Law Section. 110, the Cayman Court conferred the powers of an Official Liquidator (Section. 109) on the JPL's. Those powers include:

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

        On January 28, 2002, the JPL's, on behalf of FTL Ltd. only, filed with the Cayman Court the Amended Scheme of Arrangement in the Cayman Proceeding. See "OVERVIEW OF SCHEME OF ARRANGEMENT" in Item 1. Business.

PLAN OF REORGANIZATION PROCEDURES

        The Debtors filed the Disclosure Statement and Second Amended Reorganization Plan with the Bankruptcy Court on February 4, 2002. The Bankruptcy Court entered approval of the Disclosure Statement on February 6, 2002. Holders of Claims that are impaired and are to receive distributions are entitled to vote to accept or reject the Second Amended Reorganization Plan and/or Amended Scheme of Arrangement. The Disclosure Statement, Second Amended Reorganization Plan and Amended Scheme of Arrangement have been transmitted to these holders along with ballots and voting procedures. On March 19, 2002, FTL Ltd. and FTL Inc. filed the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. Holders of Claims that are impaired and are to receive a distribution have also received, and are entitled to change their vote based on their review of the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. Unless changed, a vote on the Second Amended Reorganization Plan will be counted as a vote on the Third Amended Reorganization Plan. The Bankruptcy Court has scheduled a hearing for April 19, 2002, to confirm the results of the vote. See "OVERVIEW OF REORGANIZATION PLAN" in Item 1. Business.

        Inherent in a successful plan of reorganization is a capital structure that permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund their current obligations. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The Third Amended Reorganization Plan provides no recovery to FTL Ltd.'s or FTL Inc.'s equity security holders. All outstanding equity securities will be cancelled and current holders will receive no distribution with respect to FTL Ltd. or FTL Inc. equity securities (common or preferred stock). New equity will be issued to creditors holding impaired claims.

        Generally, after a plan has been filed with the Bankruptcy Court, it is sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to holders of claims and equity security interests. The Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan, the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor, and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

        To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cramdown" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that: (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly," and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

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

        On March 4, 1999, FTL Inc. became a subsidiary of FTL Ltd. pursuant to the Cayman Reorganization approved by the stockholders of the Company on November 12, 1998. In connection with the Cayman Reorganization, all outstanding shares of Class A Common Stock of FTL Inc. were automatically converted into Class A ordinary shares of FTL Ltd., and all outstanding shares of Class B Common Stock of FTL Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL Inc. (the "FTL Inc. Preferred Stock"). The holders of the FTL Inc. Preferred Stock also received, in the aggregate, four Class B redeemable ordinary shares of FTL Ltd. Except as provided by law or FTL Ltd.'s Amended and Restated Memorandum of Association, the FTL Ltd. Class B Shares, in the aggregate, have voting rights equal to five times the number of shares of FTL Inc. Preferred Stock held by William F. Farley and his affiliates. Therefore, each FTL Ltd. Class B share has voting rights equivalent to 6,536,776.3 votes. As of March 30, 2002, there were 2,505 registered holders of record of the Class A ordinary shares of FTL Ltd.

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

        The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 29, 2001 and at December 30, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL Inc. reported losses in the years ended December 29, 2001 and December 30, 2000, the minority interest participation was limited to the fixed preferred dividends of $3,200,000 in each year. The Company paid no dividends in either year to holders of the FTL Inc. Preferred Stock. The Company ceased paying dividends on the FTL Inc. Preferred Stock subsequent to the third quarter of 1999.

COMMON STOCK PRICES AND DIVIDENDS PAID

        FTL Ltd.'s Class A Ordinary Shares were listed on the New York Stock Exchange ("NYSE"). Trading of the Company's Class A Ordinary Shares was suspended by the NYSE during the second quarter of 2000, and the shares were immediately delisted. On April 26, 2000, the Company's Class A Ordinary Shares began trading as over-the-counter ("OTC") equity securities under the symbol "FTLAQ." Quotation service is provided by the National Quotation Bureau, LLC, ("NQB") "Pink Sheets" and the OTC Bulletin Board ("OTCBB"). Pursuant to the Third Amended Reorganization Plan, the FTL Ltd. Class A Ordinary Shares will be deregistered under the Securities Exchange Act of 1934, as amended, and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd.

        The following table sets forth the 2001 and 2000 high and low market prices for the FTL Ltd. Class A ordinary shares:

                                                                            MARKET PRICES
                                                                            -------------
                                                              2001                              2000
                                                              ----                              ----
                                                       HIGH              LOW             HIGH             LOW
1st Quarter.................................          $0.5000          $0.0400          $3.5000         $1.1250
2nd Quarter.................................           0.2969           0.1000           1.2500          0.2200
3rd Quarter.................................           0.4800           0.1400           0.7400          0.2600
4th Quarter.................................           0.4750           0.1900           0.3600          0.1300

         No dividends were declared on the Company's common stock or ordinary shares during 2001 or 2000. The Company does not currently anticipate paying any dividends on ordinary shares in 2002. Pursuant to the Third Amended Reorganization Plan, the FTL Ltd. Class A Ordinary Shares will be deregistered under the Securities Exchange Act of 1934, as amended, and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd. For restrictions on the Company's ability to pay present or future dividends, see "LONG TERM DEBT" in the Notes to Consolidated Financial Statements. In addition, the Bankruptcy Code prohibits the Debtors from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

        On December 29, 1999, the Debtors filed voluntary petitions for reorganization under Chapter 11 and are operating their businesses as debtors-in-possession under control of the Bankruptcy Court.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended December 29, 2001. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in the Annual Report.

        Effective January 1, 1998, the Company changed its year-end from December 31 to a 52 or 53 week year ending on the Saturday nearest December 31. Fiscal years 2001, 2000, 1999 and 1998 ended on December 29, 2001, December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

                                                                                    YEAR ENDED
                                                  ----------------------------------------------------------------------------
                                                  DECEMBER 29,     DECEMBER 30,      JANUARY 1,     JANUARY 2,    DECEMBER 31,
                                                      2001             2000             2000           1999           1997
                                                      ----            ----             ----             ----           ----

OPERATIONS STATEMENT DATA(1):
Net sales...................................       $1,341.8        $1,553.6         $1,787.2         $1,945.5        $1,906.4
Gross earnings..............................          304.8           232.3             72.0(6)         492.6(10)       387.3(12)
Operating earnings (loss)...................           70.1(2)        (44.2)(4)       (292.3)(7)        207.1(11)      (266.7)(13)
Interest expense............................           97.4           124.3             97.1             93.9            82.5
Reorganization Items(8).....................           33.8            48.2              3.0               --              --
Earnings (loss) from continuing operations
    before income tax provision and minority
    interest................................          (60.2)         (217.6)          (451.2)(9)        120.2          (428.3)(14)
Earnings (loss) from continuing operations..          (41.1)(3)      (103.6)(5)       (491.1)           113.0          (362.0)
Earnings (loss) per common share from
    continuing operations:
      Basic.................................           (0.61)          (1.55)           (7.25)            1.57           (4.86)
      Diluted...............................           (0.61)          (1.55)           (7.25)            1.56           (4.86)
Average common shares outstanding:
      Basic.................................             67.0           67.0             67.8             72.0            74.4
      Diluted...............................             67.0           67.0             67.8             72.3            74.4
BALANCE SHEET DATA(1):
Total assets................................         $1,626.9       $1,831.4         $2,174.7         $2,279.0        $2,448.9
Long-term debt, excluding current maturities            410.7          410.3            593.5            856.6         1,192.8
Other non-current liabilities...............             87.8           11.5             37.9            267.4           321.0
Liabilities subject to compromise...........            498.1          554.6            699.9               --              --
Common stockholders' equity (deficit).......           (324.1)        (238.3)          (93.5)            548.9           422.1

(1) This information should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Financial Statements and Supplementary Data.

(2) Includes pretax charges of $46.5 related principally to closing certain of the Company's higher cost production facilities to reduce manufacturing capacity due to the decline in sales.

(3) Includes $20.0 related to reversal of excess income tax liabilities for tax years through January 1, 2000.

(4) Includes pretax charges of $90.1 related principally to closing certain of the Company's higher cost production facilities to reduce manufacturing capacity due to the decline in sales.

(5) Includes $116.3 related to reversal of excess income tax liabilities for tax years through January 2, 1999.

(6) Includes pretax charges of $214.1 related to provisions and losses on the sale of closeout and irregular inventory and inventory valuation write-downs.

(7) Includes pretax charges of $281.3 related to provisions and losses on the sale of closeout and irregular inventory and inventory valuation write-downs, impairment of European manufacturing facilities, severance and professional fees incurred in connection with the Company's restructuring efforts.

(8) Reorganization items represent costs incurred by the Company related to the Reorganization Cases. The reorganization items consist of professional fees which include legal, accounting and other consulting services provided to the Company related to the Reorganization Cases.

(9) Includes pretax charges of $345.8 related to provisions and losses on the sale of closeout and irregular inventory and inventory valuation write-downs, impairment of European manufacturing facilities, severance, a debt guarantee, professional fees incurred in connection with the Company's restructuring efforts and other asset write-downs and reserves.

(10) Amounts received for the sale of inventory written down, as part of the 1997 special charges, exceeded amounts estimated, resulting in an increase in Gross earnings of $6.9.

(11) Reflects an $8.4 reduction in Selling, general and administrative expense resulting from finalization of certain estimates recorded in connection with the 1997 special charges.

(12) Includes pretax charges of $47.8 related to inventory valuation write-downs.

(13) Includes pretax charges of $384.4 related to costs associated with the closing or disposal of a number of domestic manufacturing and distribution facilities and attendant personnel reductions, impairment write-downs of a number of domestic and foreign manufacturing and distribution facilities and inventory valuation write-downs.

(14) Includes pretax charges of $32.4 principally from retained liabilities related to former subsidiaries, and $32.0 related to the Company's evaluation of its exposure under the guarantee of the debt of Acme Boot Company, Inc. ("Acme Boot").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the "SELECTED FINANCIAL DATA" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

        On December 29, 1999, the Debtors filed voluntary petitions for relief under Chapter 11, and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and the Cayman Court. For further discussion of Reorganization Cases, see "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS" and Notes to Consolidated Financial Statements.

        In the period leading up to the Petition Date, Fruit of the Loom's indebtedness increased substantially in connection with several acquisitions which did not achieve the cash flow levels anticipated at the time of the acquisitions. Indebtedness also increased because of the financing of a significant legal settlement, and environmental obligations related to discontinued operations, as well as open-market stock repurchases. After these expenditures, Fruit of the Loom was left with a highly leveraged capital structure. Changes in the competitive environment, inventory adjustments in 1998 and operating problems in 1999 reduced cash flow, resulting in covenant defaults and inadequate liquidity to fund the ongoing operations of the business and debt requirements. As a result of these and other factors described below, Fruit of the Loom sought protection in the Reorganization Cases, to permit it to fix its operating problems and capital structure.

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

        In 1993 and 1994, FTL Inc. commenced a strategy of diversification into the sports licensing apparel market with the acquisitions of Salem Sportswear, Artex and Pro Player (collectively "Pro Player") and ventured into women's jeanswear manufacturing and marketing with the acquisition of the Gitano(R) brand. These acquisitions, primarily financed by debt, cost approximately $350,000,000.

        The acquisitions were intended to add higher gross margin apparel products to the Fruit of the Loom product portfolio; however, none of the businesses achieved the cash flow anticipated at the time of acquisition, and were instead dilutive to Fruit of the Loom's earnings over the period they were owned.

        During the period from 1995 through 1999, Fruit of the Loom used approximately $450,000,000 for non-operating purposes, including legal settlements, environmental liabilities related to operations sold by a former parent corporation, guarantees of a former subsidiary's indebtedness, and an open-market, stock repurchase plan. All of these uses, combined with the debt incurred to fund non-performing acquisitions, resulted in higher debt.

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

        Operating problems during the fourth quarter of 1998 resulted from a decision by Fruit of the Loom to virtually shut down manufacturing operations for several weeks to reduce inventory levels. As a result of the layoffs from these shut-downs, Fruit of the Loom experienced significant turnover of highly-trained employees, who found other employment. When manufacturing recommenced in the first quarter of 1999, the replacement workers were less experienced, requiring additional training that caused the level of irregular production to increase. The inefficiency in output from these plants and the need to rebuild inventory to service unexpectedly strong demand for key retail and activewear products resulted in inventory shortages that negatively impacted customer order fulfillment and required Fruit of the Loom to incur additional production, shipping, and distribution costs. In order to maintain customer service at acceptable levels, Fruit of the Loom increased its usage of external contractors, overtime labor, and time-sensitive and expensive methods of transporting materials and products, all of which resulted in approximately $300,000,000 of manufacturing cost overruns above budgeted costs.

        In 1999, Fruit of the Loom recorded charges for provisions and losses on the sale of closeout and irregular inventory, impairment of certain European manufacturing facilities, severance, and other write-downs and reserves totaling approximately $350,000,000. These charges resulted in covenant defaults under the 1997 Credit Agreement, Fruit of the Loom's working capital facility.

        The combination of poor operating performance in 1999, and the increased debt resulting from non-performing acquisitions and other non-operating uses of cash flow, resulted in a severe liquidity problem prior to the Petition Date. Fruit of the Loom's cash shortfall resulted in difficulties with key suppliers on payment terms, interruptions to manufacturing operations, and covenant defaults under the various financings. In 1999, Fruit of the Loom's total financings, including secured and unsecured public debt, aggregated in excess of $1,400,000,000. The interest payments on the debt aggregated over $100,000,000 per year. The likely curtailment of production due to difficulties in obtaining key supplies, the inability to pay vendors on a timely basis, and other considerations resulted in the Board of Directors' approval for Fruit of the Loom to seek protection under the Bankruptcy Code on December 29, 1999, commencing the Reorganization Cases.

        On February 23, 2000, the Bankruptcy Court approved the Company's plan to discontinue the operations of Pro Player, which had historically been unprofitable. In accordance with accounting principles generally accepted in the United States, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued for the loss on disposal of the assets of Pro Player including a provision of $10,400,000 for expected operating losses during the phase-out period from February 24, 2000. In the fourth quarter of 2000, the Company recorded an estimated additional loss of $20,200,000 as a result of lower actual realization of receivables and inventories than originally anticipated. Also, principally as a result of a $20,000,000 settlement with one of Pro Player's creditors approved by the Bankruptcy Court, the Company recorded an additional loss of $18,000,000 in the fourth quarter of 2001. See "DISCONTINUED OPERATIONS" in the Notes to Consolidated Financial Statements.

        The Company continues to review the divestiture of certain non-core assets. Approximately $50,100,000 and $90,000,000 of losses related to additional divestitures and plant shutdowns during 2001 and 2000, respectively, were recorded. Additional gains or losses may be recorded on future divestitures, but the amount cannot be determined at this time. In addition, restructuring costs may be incurred, which the Company is unable to quantify at this time.

        On March 15, 2001, the Company filed a Reorganization Plan together with a proposed Disclosure Statement. Amended Reorganization Plans were filed on December 28, 2001 and February 4, 2002. The Second Amended Reorganization Plan dated February 4, 2002 has been submitted to a vote of creditors. On March 19, 2002, the Company filed the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. Holders of Claims that are impaired and are to receive a distribution have also received, and are entitled to change their vote based on their review of, the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. Unless changed, a vote on the Second Amended Reorganization Plan will be counted as a vote on the Third Amended Reorganization Plan. There can be no assurance that the Third Amended Reorganization Plan or any other plan of reorganization will be confirmed under the Bankruptcy Code. If the Company is unable to obtain confirmation of a plan of reorganization, its creditors or equity security holders may seek other alternatives for the Company, which include soliciting bids for the Company or parts thereof through an auction process or possible liquidation. There can be no assurance that upon consummation of a plan of reorganization there will be improvement in the Company's financial condition or results of operations. The Company has, and will continue to incur professional fees and other cash demands typically incurred in connection with bankruptcy proceedings. Through December 29, 2001, the Company incurred reorganization costs of $85,000,000 related to the bankruptcy.

        The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business.

The Reorganization Cases, related circumstances, and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations (see "LIQUIDITY AND CAPITAL RESOURCES" and Notes to Consolidated Financial Statements). As a result of the filing and related circumstances, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Third Amended Reorganization Plan or any other plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts, or the amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization. The sale of the Apparel Business is subject to approval of the Third Amended Reorganization Plan. The operation of this business will be included in continuing operations in the Company's consolidated financial statements until the Third Amended Reorganization Plan is approved

OPERATIONS

2001 Consolidation Costs

        During 2001, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States, Honduras and Canada, resulting in special charges aggregating $50,100,000 for write-downs of inventory, property, plant and equipment, severance and other costs. Also, in 2001, the Company finalized certain estimates principally related to the 1997 special charges, resulting in reductions in 2001 consolidation costs of $3,600,000. Net charges of $46,500,000 have been recorded in results of operations in the accompanying consolidated financial statements in Selling, general and administrative expenses.


        These charges were recorded in the following quarters (in thousands of dollars):

1st quarter.......................................................    $    6,700
2nd quarter.......................................................        34,000
3rd quarter.......................................................         3,600
4th quarter.......................................................         2,200
                                                                      ----------
                                                                      $   46,500

        These charges are categorized as follows (in thousands of dollars):

                                                                     FUTURE CASH        NONCASH     TOTAL CHARGES
                                                                     -----------        -------     -------------

Closing and disposal of U.S., Honduran and Canadian manufacturing
    facilities....................................................    $    4,100     $    39,300      $    43,400
Closing of European manufacturing  and sales facilities...........         4,800           1,900            6,700
                                                                      ----------     -----------      -----------
    Subtotal......................................................         8,900          41,200           50,100
Finalization of prior year consolidation costs/special charges....       (1,200)         (2,400)          (3,600)
                                                                      ----------     -----------      -----------
                                                                      $    7,700     $    38,800      $    46,500
                                                                      ==========     ===========      ===========

        Each of these categories is discussed below.

        As part of the Company's continuing business strategy to improve profitability in future years, the Company continued to focus on eliminating unprofitable and low volume SKU's. In addition, the overall market for the Company's activewear products declined substantially, and the Company experienced reduced market share. As a result, the Company closed several of its production facilities in 2001. Accordingly, the Company terminated 431 salaried and 2,867 production personnel related to closed operations. Charges related to closing and disposal of U.S., Honduran and Canadian manufacturing facilities consisted of the following (in thousands of dollars):

Loss on disposal of facilities, improvements and equipment.................    $     39,900
Severance costs............................................................           3,000
Other......................................................................             500
                                                                               ------------
                                                                               $     43,400

        The loss on disposal of facilities, improvements and equipment results from the write-down of property, plant and equipment to their net realizable values. Net realizable values were determined by appraisals and historical experience for all significant assets.

        Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

        These charges were recorded in the appropriate quarters of 2001 as required by Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"), Emerging Issues Task Force No. 94-3 ("EITF 94-3") or other authoritative literature.

        As part of its continuing review of its sales and manufacturing organization, the Company continued to evaluate the strategic position and cost effectiveness of its organization and facilities in Europe. As a result of this continuing review, the Company shut down one of its European manufacturing facilities and several sales offices throughout Europe. In connection therewith, the Company recorded charges aggregating $6,700,000 in the third and fourth quarters of 2001, as detailed below:

Loss on disposal of facilities, improvements and equipment..................    $      1,900
Severance costs.............................................................           3,700
Other.......................................................................           1,100
                                                                                ------------
                                                                                $      6,700

        Other costs consist of a settlement with the Industrial Development Board of Northern Ireland for repayment of grants as the Company failed to maintain minimum employment levels stipulated in the grants.

        These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the consolidation costs incurred in 2001, cash charges totaled $8,900,000, $3,600,000 of which was paid in 2001 with the remainder expected to be paid in 2002. Also, $6,700,000 of the consolidation costs was related to restructuring charges as defined by EITF 94-3.

2000 Consolidation Costs

        In the third and fourth quarters of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States and Mexico, resulting in special charges aggregating $90,100,000 ($13,100,000 in the third quarter and $77,000,000 in the fourth quarter) for write-downs of inventory, property, plant and equipment, other assets and contractual obligations. These charges were recorded in results of operations in the accompanying consolidated financial statements in Cost of sales ($1,800,000) and Selling, general and administrative expenses ($88,300,000).

        These charges are categorized as follows (in thousands of dollars):

Closing and disposal of U.S. and Mexican manufacturing facilities..........................     $    79,900
Closing of European manufacturing facilities...............................................           6,700
Other asset writedowns and reserves........................................................           3,500
                                                                                                -----------
                                                                                                $    90,100

        Each of these categories is discussed below.

        A significant part of the Company's business strategy is the elimination of non-core businesses and reduction in low volume and unprofitable SKU's. Consistent with this strategy, the Company closed several of its higher cost production facilities in the third and fourth quarters of 2000. Accordingly, the Company terminated 224 salaried and 2,042 production personnel related to closed operations. Charges related to closing and disposal of U.S. and Mexican manufacturing and distribution facilities consisted of the following (of which $68,700,000 were non-cash charges) (in thousands of dollars):

Loss on disposal of facilities, improvements and equipment...................    $   69,200
Severance costs..............................................................         8,900
Other........................................................................         1,800
                                                                                 ----------
                                                                                 $   79,900

        The loss on disposal of facilities, improvements and equipment results from the write-down of property, plant and equipment to their net realizable values. Net realizable values were determined by appraisals for all significant assets.

        Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

        Other costs represent estimated write-down of inventory in the facilities to be disposed. These costs have been included in Cost of sales.

        These charges were recorded in the third and fourth quarters of 2000 as required by FAS 121, EITF 94-3 or other authoritative literature.

        As part of its continuing review of its manufacturing organization, facilities and costs beginning in the third quarter of 2000, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe. As a result of this continuing review, the Company closed two of its European manufacturing facilities and recorded a charge of $6,700,000 in the fourth quarter of 2000 to write-down the facilities to their fair market value. Of this amount, $4,700,000 are severance costs which will require future cash; the remaining $2,000,000 are non-cash charges.

        The Company recorded charges for other asset write-downs and reserves totaling $3,500,000 (all of which were non-cash charges); these charges consist principally of accounts receivable write-offs.

        These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the consolidation costs, cash charges totaled $15,900,000, $2,200,000 and $11,900,000 of which were paid in 2001 and 2000, respectively, with the remainder expected to be paid in 2002. Also, $13,200,000 of the consolidation costs were related to restructuring charges as defined by EITF 94-3.

REDUCTIONS IN VARIABLE COSTS

        Fruit of the Loom has implemented a number of measures to reduce its variable cost structure. Through enhanced planning and improved manufacturing efficiencies, Fruit of the Loom has been able to reduce total freight expenditures by $41,800,000 from 1999 to 2000 and a further $24,500,000 in 2001.
Improvements in manufacturing processes have also enabled Fruit of the Loom to reduce headcount from a peak of approximately 40,000 in 1999 to approximately 23,000 in December 2001. Excluding consolidation costs of $88,300,000 in 2000 and special charges of $67,200,000 in 1999, Fruit of the Loom's Selling, general and administrative expenses decreased, as a percentage of Net sales, from 15.2% in 1999 to 10.5% in 2000 as a result of these and other changes to Fruit of the Loom's variable cost structure. Excluding consolidation costs of $46,500,000 in 2001, selling, general and administrative expenses were 12.2% of Net sales; this number includes 2.1% of Net sales for advertising expenses. In 2000, there were no advertising expenditures. Fruit of the Loom believes that at current volume levels, it has substantially achieved the benefits that are immediately available from cost reduction initiatives.

2001 COMPARED TO 2000

        Net sales decreased $211,800,000 or 13.6% in 2001 compared to 2000. The decrease was principally caused by the elimination of non-core product lines and less profitable products, decreased production and sales of irregulars, reduced pricing on certain products, and a loss of market share in certain segments. In the first quality product category, $185,700,000 of the decrease was due to a reduction in volume and a change in product mix, and $27,900,000 was attributable to lower pricing in the face of increased competition. The Company's Gitano business was sold in July 2000, accounting for $22,200,000 of the reduction in volume. Excluding the Gitano decrease, $121,000,000 of the reduction in volume related to the discontinuation of non-core product lines. The pricing decrease was partially offset by a favorable impact on Net sales aggregating $9,900,000 related to the finalization and elimination of 2000 promotional programs. Sales of closeouts were $12,500,000 higher than 2000 as additional dozens sold in 2001 more than offset lower selling prices realized in 2000. Sales of irregulars declined $11,400,000 due to a reduction in volume of irregulars produced and sold, and due to the reduced average selling price reflecting market conditions. Also, $7,200,000 of the decrease in sales was attributable to a weakening of European currencies in relation to the U.S. dollar.

        Sales of retail products decreased $85,100,000 or 9.4% in 2001 compared to 2000 principally due to reductions in casualwear fleece, men's and boys' underwear and sales of Gitano products, partially offset by an increase in intimate apparel. The decreases were principally caused by the elimination of unprofitable products and non-core product lines, the loss of a casualwear fleece program with a major customer and decreased irregular sales, partially offset by an increase in closeout sales.

        Activewear sales declined $115,000,000 or 24.5% in 2001 compared to 2000, due to price reductions and lower volume of first quality merchandise and irregulars. The lower volume resulted partially from the elimination of non-core product lines or other unprofitable and less profitable product lines as well as a decline in volume of core products, which decline the Company attributes partially to the impact of the pending bankruptcy cases. Sales also declined due to price reductions in response to aggressive pricing by competitors. The decrease in sales was partially offset by higher sales of closeouts.

        European sales declined $11,100,000 in 2001 compared to 2000 due to unfavorable currency effects (higher U.S. dollar), price reductions and lower volume of closeouts, offset partially by higher volume of Activewear products. Price reductions in Europe totaled $8,700,000 in 2001 compared to 2000 and reflected market conditions in Activewear ($3,500,000) and lower retail prices ($5,200,000).

                                                                                              2001             2000
                                                                                              ----             ----
                                                                                             (IN MILLIONS OF DOLLARS)

NET SALES
   Retail products................................................................      $        824.6    $       909.7
   Activewear.....................................................................               354.0            469.0
   Europe.........................................................................               163.1            174.2
   Other..........................................................................                 0.1              0.7
                                                                                        --------------    -------------
                                                                                        $      1,341.8    $     1,553.6
                                                                                        ==============    =============
OPERATING EARNINGS (LOSS)
   Retail products................................................................      $        130.6    $       75.6
   Activewear.....................................................................               (10.5)          (30.1)
   Europe.........................................................................                 2.5             4.1
   Consolidation costs/Special charges............................................               (46.5)          (88.3)
   Other..........................................................................                (6.0)           (5.5)
                                                                                        --------------    ------------
                                                                                        $         70.1    $      (44.2)
                                                                                        ==============    ============

        Gross earnings increased $72,500,000 or 31.2% in 2001 compared to 2000, and gross margin increased 7.7 percentage points to 22.7% for the year. Gross earnings in 2001 were favorably impacted by lower production costs of $133,700,000, the finalization of prior year promotional programs of $9,900,000, a favorable impact of $27,400,000 related to closeouts and irregulars, decreased freight charges related to the reduced volume of $6,200,000, improvements in obsolete inventory as a result of reduced obsolescence charges of $4,600,000 and duty refunds in 2001 of $5,300,000. Cost reductions were partially offset by price decreases aggregating $27,900,000, sales volume and production mix declines totaling $58,200,000, increased physical inventory adjustments of $8,900,000, a $9,000,000 reversal in 2000 of an accrual for property taxes and duty costs and unfavorable miscellaneous adjustments of $10,600,000. The volume declines were in line with the Company's strategy of eliminating low volume and unprofitable SKU's.

        The Company generated operating earnings in 2001 of $70,100,000 compared to an operating loss in 2000 of $44,200,000. The improvement resulted from an increase in gross earnings of $72,500,000 in 2001 compared to 2000. Operating selling, general and administrative expenses in 2001 were equal to 2000 even though the Company reinstituted television advertising in 2001, which offset other decreases. During 2001, advertising and promotion expenses increased $30,100,000, and bad debt expense increased $6,300,000 over 2000, principally related to the Chapter 11 bankruptcy filing of a major customer in January 2002. These increases were offset by a $12,600,000 reduction in salaries and employment costs, a $5,900,000 reduction in office and related expenses, a $7,800,000 reduction in software expense and a $7,200,000 decrease in royalty expense as a result of the decrease in Net sales.

        The Company incurred and recognized several one-time or non-recurring costs in both 2001 and 2000. In 2001 and 2000, the Company incurred $46,500,000 and $88,300,000, respectively, in consolidation costs recorded in Selling, general and administrative expenses, principally related to the closure of certain of the Company's higher cost production facilities. Also see "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

        Interest expense decreased $26,900,000 or 21.6% in 2001 compared to 2000. The decrease reflected a lower average interest rate and lower average borrowing levels in 2001 compared to 2000. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and "LIQUIDITY AND CAPITAL RESOURCES" below.

        Net other income in 2001 totaled $900,000 compared with $900,000 Net other expense in 2000. Principal components of Net other income in 2001 included $5,500,000 in gains on marketable equity securities and two litigation settlements with unrelated parties aggregating $7,000,000. These favorable impacts were partially offset by adequate protection payments (interest payments) in the amount of $4,000,000 related to the guarantee of personal indebtedness of William Farley, the Company's former Chairman of the Board, Chief Executive Officer and Chief Operating Officer ("Mr. Farley"), bank fees of $3,200,000, a currency transaction loss of $2,300,000 and losses on the sale of fixed assets of $1,600,000. Principal components of Net other expense in 2000 included adequate protection payments (interest payments) in the amount of $5,700,000 related to the guarantee of personal indebtedness of Mr. Farley, bank fees of $2,800,000, foreign currency transaction loss of $4,200,000 and other expense of $3,000,000. These unfavorable impacts were partially offset by a $14,800,000 gain on marketable equity securities. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements.

        Reorganization items represent costs incurred by the Company related to the Reorganization Cases. Reorganization items in 2001 and 2000 aggregated approximately $33,800,000 and $48,200,000, respectively, and consist of professional fees that include legal, accounting, consulting and other services provided to the Company related to the Reorganization Cases.

        There is no income tax in the Cayman Islands. Income taxes do apply to results attributable to operations in the U.S. and certain other countries. As a result of the Reorganization Cases and the favorable completion of a U.S. Internal Revenue Service and various state tax audits for tax years through January 2, 1999, the Company reversed, during the fourth quarters of 2001 and 2000, net excess income tax liabilities (including discontinued operations) totaling approximately $20,000,000 and $104,000,000, respectively, which reduced income tax expense in each year.

        The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 29, 2001). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL Inc. had losses in 1999, 2000 and 2001, the minority interest participation is limited to the fixed preferred dividends. FTL Inc. ceased recording dividends on the FTL Inc. Preferred Stock as of the date FTL Inc.'s bankruptcy case commenced since it is an unsecured obligation.

        Discontinued operations reflect the Company's February 2000 decision (which was subsequently approved by the Bankruptcy Court) to wind-down its Pro Player Sports and Licensing division. The 2000 loss from operations through the measurement date (February 23, 2000) was $2,600,000. In the fourth quarter of 2000, the Company recorded an estimated additional loss of $20,200,000 as a result of lower actual realization of receivables and inventories than originally anticipated. Also, principally as a result of a $20,000,000 settlement with one of Pro Player's creditors approved by the Bankruptcy Court, the Company recorded an additional loss of $18,000,000 in the fourth quarter of 2001.

        The balance sheets at December 29, 2001 and December 30, 2000 include liabilities subject to compromise aggregating $498,100,000 and $554,600,000, respectively, and principally represent unsecured long-term debt, prepetition trade accounts payable and other unsecured liabilities. The reduction in liabilities subject to compromise in 2001 principally relates to reductions in recorded income tax liabilities related to claims filed with the Bankruptcy Court by the U.S. Internal Revenue Service and various other taxing authorities as well as court approved settlement payments. This reduction was partially offset by an increase in liabilities for discontinued operations as a result of the $20,000,000 settlement agreement completed in 2001.

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

Provisions and losses on the sale of closeout and irregular merchandise.............    $     83,300
Impairment of European manufacturing facilities.....................................          30,000
Severance...........................................................................          30,600
Debt guarantee......................................................................          30,000
Other asset write-downs and reserves................................................         171,900
                                                                                        ------------
                                                                                        $    345,800
                                                                                        ============

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

        As a result of the review of the strategic position and cost effectiveness of its organization and facilities worldwide, the Company was in the process of moving its assembly operations, for T-shirts to be sold in Europe, from the Republic of Ireland to Morocco. Estimates of undiscounted cash flows indicated that the carrying amounts of assets related to this move and other manufacturing facilities in the Republic of Ireland were not likely to be recovered. Therefore, as required by FAS 121, these assets were written down to their estimated fair values, resulting in charges of approximately $30,000,000 in the fourth quarter of 1999 (all were non-cash charges).

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

        The debt guarantee charge relates to the loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley (the "Loans"). Mr. Farley is in default under the Loans and under the reimbursement agreements with the Company. The total amount guaranteed is $59,300,000 as of December 29, 2001. The debt guarantee charge of $30,000,000 at January 1, 2000 was recorded in the third and fourth quarters of 1999 in the amounts of $10,000,000 and $20,000,000, respectively. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets.

        The Company recorded charges for other asset write-downs and reserves totaling $171,900,000 (of which $148,300,000 were non-cash charges) comprised of the following (in thousands of dollars):

                                                                TOTAL              ASSET         OTHER RESERVES
                                                               CHARGES          WRITE-DOWN        AND ACCRUALS
                                                               -------          ----------        ------------

Inventory markdown.......................................     $    39,300       $    39,300       $         --
Inventory shrinkage......................................          37,300            37,300                 --
Inventory obsolescence...................................          32,400            32,400                 --
Debt fees................................................          10,500            10,500                 --
Professional fees........................................           6,600                --              6,600
Other charges............................................          45,800            28,800             17,000
                                                              -----------       -----------       ------------
                                                              $   171,900       $   148,300       $     23,600
                                                              ===========       ===========       ============

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

        The significant charges for inventory shrinkage resulted from the Company's 1999 decision to hire additional contractors to increase production and represented the difficulty in accounting for inventories at these new and existing contractors as well as the difficulty experienced in connection with in-transit inventories from a greatly extended pipeline. Inventory shrinkage experienced in 1999 was $81,500,000 compared with $56,300,000 and $26,000,000 in
1998 and 1997, respectively.

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

2000 COMPARED TO 1999

        Net sales decreased $233,600,000 or 13.1% in 2000 compared to 1999. The decrease was principally caused by the elimination of non-core product lines and less profitable products, decreased production and sales of irregulars, reduced pricing on certain products, and a loss of market share in certain segments. In the first quality product category, $185,100,000 of the decrease was due to a reduction in volume and a change in product mix, and $22,600,000 was attributable to lower pricing in the face of increased competition. The pricing decrease was partially offset by a favorable impact on Net sales aggregating

$12,100,000 related to the finalization and elimination of unprofitable prior year promotional programs. Sales of closeouts were flat with 1999 as additional dozens sold in 2000 were offset by lower selling prices due to the mix of products sold. In 2000, additional closeout sales of men's and boys' products were sold while in 1999 the Company experienced additional closeout sales of casualwear fleece. Sales of irregulars declined $16,200,000 due to a reduction in volume of irregulars produced and sold, and due to the reduced average selling price reflecting market conditions. Also, $23,400,000 of the decrease in sales was attributable to a weakening of European currencies in relation to the U.S. dollar.

        Sales of retail products decreased $114,000,000 or 11.1% in 2000 compared to 1999 principally due to reductions in casualwear fleece, intimate apparel and men's and boys' underwear. The decreases were principally caused by the elimination of unprofitable products and non-core product lines and decreased irregular sales. The Company's Gitano business was sold in July 2000, which accounted for $25,800,000 of the decrease in sales. Also, in intimate apparel, the Company discontinued certain product lines, resulting in lower sales.

        Activewear sales declined $46,800,000 or 9.1% in 2000 compared to 1999, due to price reductions and lower volume of first quality merchandise and irregulars. The lower volume resulted partially from the elimination of non-core product lines or other unprofitable and less profitable product lines as well as a decline in volume of core products, which decline the Company attributes partially to the impact of the pending bankruptcy cases. Sales also declined due to price reductions in response to aggressive pricing by competitors.

        European sales declined $39,100,000 in 2000 compared to 1999 due to unfavorable currency effects (higher U.S. dollar), price reductions and lower volume of retail products, offset partially by higher volume of Activewear products. At the beginning of 2000, the Company decided to refocus its sales and marketing efforts on basic branded products, which contributed to a reduction in volume of retail products and resulted in sales reductions of $15,700,000 in 2000 compared to 1999. Price reductions in Europe totaled $14,900,000 in 2000 compared to 1999 and reflected market conditions in Activewear ($9,700,000) and lower retail pricing ($5,200,000).

                                                                                              2000             1999
                                                                                              ----             ----
                                                                                             (IN MILLIONS OF DOLLARS)

NET SALES
   Retail products................................................................      $        909.7    $     1,023.7
   Activewear.....................................................................               469.0            515.8
   Europe.........................................................................               174.2            213.3
   Other..........................................................................                 0.7             34.4
                                                                                        --------------    -------------
                                                                                        $      1,553.6    $     1,787.2
                                                                                        ==============    =============
OPERATING EARNINGS (LOSS)
   Retail products................................................................      $         75.6    $      (98.2)
   Activewear.....................................................................               (30.1)          (93.9)
   Europe.........................................................................                 4.1           (24.4)
   Consolidation costs/Special charges............................................               (88.3)          (67.2)
   Other..........................................................................                (5.5)           (8.6)
                                                                                        --------------    ------------
                                                                                        $        (44.2)   $     (292.3)
                                                                                        ==============    ============

        Gross earnings increased $160,300,000 or 222.6% in 2000 compared to 1999 and gross margin increased 11.0 percentage points to 15.0% for the year. Gross earnings in 2000 were favorably impacted by lower production costs of $35,800,000, the finalization of prior year promotional programs of $12,100,000, reduced physical inventory adjustments of $81,900,000, reduction of $78,300,000 related to slow moving, discontinued, closeout and irregular products, improvements in obsolete inventory as a result of reduced obsolescence charges of $19,500,000, lower expenses for property taxes and duty costs of $18,000,000 and favorable miscellaneous adjustments of $11,700,000. The $78,300,000 improvement for discontinued, close-out and irregular products noted above resulted principally from charges recorded in 1999 to establish reserves in connection with the Company's product and SKU rationalization strategy. During 2000, the Company continued to implement this strategy, resulting in additional reduction in SKU's. Accordingly, the net inventory balance of these product categories at year end 2000 was approximately equal to 1999 levels. Cost reductions were partially offset by price decreases aggregating $22,600,000 and sales volume and production mix declines totaling $74,400,000. The volume declines were in line with the Company's strategy of eliminating low volume and unprofitable SKU's.

        The Company experienced an Operating loss in 2000 of $44,200,000 compared to an Operating loss in 1999 of $292,300,000. The improvement resulted from the increase in Gross earnings and a decrease in operating Selling, general and administrative expenses (excluding consolidation costs in 2000 and special charges in 1999) of $108,900,000 in 2000 compared to 1999. The reduction in operating Selling, general and administrative expenses was partially due to a $33,900,000 reduction in advertising and promotion expenses, a $24,400,000 reduction in salaries and employment costs, a $4,400,000 reduction in travel expenditures, a $13,000,000 reduction in selling related expenses due to the Company's focus on simplifying operations and eliminating non-core businesses, a $7,400,000 reduction in office and related expenses, a $10,000,000 decrease in legal and professional costs and $8,200,000 of non-recurring Year 2000-related costs incurred in 1999. Substantially all of the decreases in Selling, general and administrative expenses resulted from business simplification and specific cost reduction efforts undertaken by management.

        The Company incurred and recognized several one-time or non-recurring costs in both 2000 and 1999. In 2000, the Company incurred $88,300,000 in consolidation costs recorded in Selling, general and administrative expenses principally related to the closure of certain of the Company's higher cost production facilities. In 1999, special charges aggregated $67,200,000 as the Company recorded an accrual for $30,000,000 of asset impairment charges related to the Company's European manufacturing facilities as a result of the move from the Republic of Ireland to Morocco. In addition, in 1999, the Company incurred nonrecurring severance costs of $30,600,000 and $6,600,000 of additional legal and professional costs associated with the Company's restructuring efforts. Also see "SPECIAL CHARGES" in the Notes to Consolidated Financial Statements.

        Interest expense increased $27,200,000 or 28.0% in 2000 compared to 1999. The increase reflected a higher average interest rate, and in 1999, expense of $8,800,000 related to the accounts receivable securitization was recorded in Other expense. The full year increase was partially offset by lower average borrowing levels earlier in 2000 compared to 1999. Also, the Company discontinued recording interest on $250,000,000, 8.875% unsecured notes in 2000. See "CONTINGENT LIABILITIES" in the Notes to Consolidated Financial Statements and "LIQUIDITY AND CAPITAL RESOURCES" below.

        Net other expense in 2000 totaled $900,000 compared with $58,800,000 in 1999. Principal components of net other expense in 2000 included adequate protection payments (interest payments) in the amount of $5,700,000 related to the guarantee of personal indebtedness of Mr. Farley, bank fees of $2,800,000, foreign currency transaction loss of $4,200,000 and other expense of $3,000,000. These unfavorable impacts were partially offset by a $14,800,000 gain on marketable equity securities. Principal components of net Other expense in 1999 included a $30,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley, the write-off of an $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000, $16,900,000 for debt and other fees and debt waivers (which includes the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization) and accounts receivable securitization costs of $8,800,000. These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. See "CONTINGENT LIABILITIES" and "SALE OF ACCOUNTS RECEIVABLE" in the Notes to Consolidated Financial Statements.

        Reorganization items represent costs incurred by the Company related to the Reorganization Cases. Reorganization items in 2000 and 1999 aggregated $48,200,000 and $3,000,000, respectively, and consist of professional fees that include legal, accounting, consulting and other services provided to the Company related to the Reorganization Cases.

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

        The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 30, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL Inc. had losses in 1999 and 2000, the minority interest participation is limited to the fixed preferred dividends. FTL Inc. ceased recording dividends on the FTL Inc. Preferred Stock as of the date FTL Inc.'s bankruptcy case commenced since it is an unsecured obligation. In 1999, the Company paid dividends aggregating $1,900,000 to the holders of the FTL Inc. Preferred Stock. The Company ceased paying dividends on the FTL Inc. Preferred Stock subsequent to the third quarter of 1999.

        Discontinued operations reflect the Company's February 2000 decision to wind-down its Pro Player Sports and Licensing division. The 2000 loss from operations through the measurement date (February 23, 2000) was $2,600,000 compared to a loss from operations in 1999 of $37,600,000. The 1999 loss from operations resulted from weak sales volume (impact on Gross earnings of $24,700,000) and a $12,800,000 charge for obsolete inventories. The sales volume decreases resulted from a soft outerwear market with the significant increase in merchandise into the market (as a result of an inventory liquidation) by a major competitor, declines in the decorated Sports Licensed market, lower volume of knit products due to the loss of a major program with a customer and the loss of a major customer for the sale of Wilson products. Discontinued operations in 1999 includes an estimated loss on disposal of $47,500,000. In the fourth quarter of 2000, the Company determined that an additional estimated loss on disposal of $20,200,000 was required as a result of reduced realization related to receivables and inventories than originally anticipated. This loss was recorded in the fourth quarter of 2000.

        The balance sheets at December 30, 2000 and January 1, 2000 include liabilities subject to compromise aggregating $554,600,000 and $699,900,000, respectively, and principally represent unsecured long-term debt, prepetition trade accounts payable and other unsecured liabilities. The reduction in liabilities subject to compromise in 2000 principally relates to reductions in recorded income tax liabilities to claims filed with the bankruptcy court by the U.S. Internal Revenue Service and various other taxing authorities as well as court approved settlement payments.

CRITICAL ACCOUNTING POLICIES

General Accounts Receivable

        The Company's ten largest customers accounted for approximately 57.9% and 53.5% of Net sales in 2001 and 2000, respectively, and approximately 42.2% and 42.1% of accounts receivable at December 29, 2001 and December 30, 2000, respectively. These customers represent major discount chains and the largest activewear distributors and screen printers. In determining our allowance for doubtful accounts, we have assumed the financial condition of these companies will continue to be viable in the near term. The Company routinely assesses the financial strength of its customers, and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

        On January 22, 2002, Kmart filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois. Kmart was Fruit of the Loom's second largest customer, as a percentage of Net sales, in each of the three years in the period ended December 29, 2001. As of December 29, 2001, approximately $70,900,000 of our accounts receivable were attributable to our ten largest customers. If our primary customers experience significant adverse conditions in their industry or operations, including the continued impact of the current downturn, our customers may not be able to meet their ongoing financial obligations to us for amounts owed on accounts receivable and future demand for our products may decrease.

General Accounts Receivable - Foreign Currency

        We generate a significant portion of our revenues and corresponding accounts receivable through sales denominated in approximately 10 currencies other than the U.S. dollar. As of December 29, 2001, approximately $50,300,000 of our accounts receivable were denominated in foreign currencies of which $29,700,000 are Euro-denominated. Historically, the foreign currency gains and losses on these receivables have not been significant, and we have determined that foreign currency derivative products are generally not required to hedge our exposure. If there were a significant decline in the Euro exchange rate, the U.S. dollar equivalents we would receive from our customers could be materially less than the reported amount. A decline in the exchange rate of the Euro to the U.S. dollar of approximately 10% from the rate as of December 29, 2001 would result in an exchange loss of approximately $3,000,000.

Bad Debt Reserve -- Methodology

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due and based on our historical experience over the prior five years. If circumstances change (i.e., higher than expected defaults, an unexpected material adverse change in a major customer's ability to meet its financial obligations to us, or changes in the expected recovery of amounts from customers who have made bankruptcy filings), our estimates of the recoverability of amounts due us could be reduced by a material amount. Similar estimates are made for accounts receivable outside the United States. We have historically experienced a higher percentage of bad debts in certain countries and, accordingly, have recorded a larger bad debt reserve in accordance with our experience. The total bad debt reserve of $15,800,0000 as of December 29, 2001 consists of $9,600,000 from domestic accounts receivable and $6,200,000 from foreign accounts receivable.

Inventories -- Slow Moving and Obsolescence

        At December 29, 2001, the Company has identified certain product styles within finished goods to be offered as closeouts as well as finished goods with a supply in excess of six months, based on our current forecast. In addition, the Company has identified irregular merchandise on hand at December 29, 2001. Also, the Company has identified certain raw materials and work in process that will not be used in the normal production process. The Company has estimated the net realizable value of this inventory based on actual loss experience in the last twelve months, selling prices currently in place and other market related factors. As a result, we have recorded lower of cost or market and obsolescence reserves aggregating $40,300,000 at December 29, 2001. Should we not achieve our expectations of the net realizable value of this inventory or other finished goods are identified to be offered as closeouts or as excess, potential future losses may occur to the extent of the reduced carrying value of the inventory at December 29, 2001.

Derivatives

        We hold derivative instruments to hedge forecast purchases of certain raw materials used in our production processes. These derivatives qualify for hedge accounting as discussed in detail in the footnotes to our consolidated financial statements. We do not participate in speculative derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

        To hedge commodity risks, we use exchange-traded futures contracts. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Our derivative instruments are not subject to multiples or leverage on the underlying commodity. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in the footnotes to our consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk."

        In addition to the above derivative instruments, we have other contracts that have the characteristics of derivatives as defined in Statement of Financial Accounting Standards ("SFAS") No. 133 issued by the Financial Accounting Standards Board, but are not required to be accounted for as derivatives. These contracts for the physical delivery of commodities qualify for the normal purchases and sales exception under SFAS No. 133 because we take physical delivery of the commodity and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value. Changes in fair value would then be reflected either 1) in income currently, or 2) if designated as a cash flow hedge of forecast purchases of cotton, in other comprehensive income and deferred until the cost of the hedged cotton flows into cost of sales. As of December 29, 2001, these contracts covered 58% of the Company's projected cotton needs for 2002. Adjusting these contracts to estimated total fair value at December 29, 2001 would have required the Company to recognize a portion of the contracted cost as a deferred loss of $13,100,000 in other comprehensive income, assuming hedge designation. The fair value adjustment has been computed using the excess of the contract price over the corresponding exchange traded cotton futures price for each contract. Fixed price contract commitments reflect the Company's assessment of quality and reliability of supply, as well as lead times required to meet production schedules.

Pensions

        The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company's pension amounts relates to its defined benefit plan in the United States. We have not made contributions to the U.S. pension plan since 2000 because the Company's policy is to fund contributions based on ERISA's minimum funding requirements. SFAS No. 87 and the policies used by the Company, notably the use of a smoothed value of plan assets (which is further described below), generally reduced the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan's assets.

        The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 9.0%. Over the long term, the Company believes this rate is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). The plan assets have earned a rate of return substantially less than 9.0% in the last two years. Should this trend continue, future pension expense would likely increase.

        At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 29, 2001, the Company determined this rate to be 7.0%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

        At December 29, 2001, the Company's consolidated pension liability was $22,600,000, up from $20,800,000 at the end of 2000. The increase was principally due to the recognition of pension expense. For the year ended December 29, 2001, the Company recognized consolidated pretax pension expense of $2,200,000, down from $4,100,000 in 2000. The Company currently expects that consolidated pension expense for 2002 will not be materially different from 2001.

Litigation and Tax Contingencies

        We have been notified that we are a defendant in a number of legal proceedings associated with employment and product liability matters. We do not believe we are a party to any legal proceedings that will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

        As discussed in the footnotes of our consolidated financial statements, as of December 29, 2001, we do not believe it is probable that the ultimate resolution of these claims will result in any liability to the Company. This conclusion is based on consultation with outside counsel handling our defense in these matters, and also upon a combination of litigation and settlement strategies. Certain litigation is being addressed before juries in states where past jury awards have been significant. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in these matters may change. We recognize the costs of legal defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability. We can not currently accurately estimate these costs, but the effect of following such an accrual policy on a consistent basis would not have had a significant effect of reported results of operations for 2001.

        We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Promotional Accruals

        We offer various trade promotional and cooperative advertising programs to qualified customers. In addition, we sponsor consumer promotion programs to drive sell through of our products to the end user. At December 29, 2001, the Company has recorded accruals for trade promotions, cooperative advertising and consumer promotions aggregating $6,300,000. We routinely analyze the results of these programs to evaluate the success of the programs along with the adequacy of the expense recorded.

LIQUIDITY AND CAPITAL RESOURCES

 LONG-TERM DEBT

        FTL Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility has been approved by the Bankruptcy Court and, as amended, includes a total commitment of $150,000,000, comprised of revolving notes. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $125,000,000. The DIP Facility is intended to provide the Company with the additional cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Reorganization Cases.

        The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, and 50% to 65% of eligible raw materials or finished goods inventory. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders. Availability under the DIP Facility at March 30, 2002 was $89,000,000 and, in addition, the Company had $93,900,000 in invested cash with the agent at March 30, 2002.

        The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility expires on June 30, 2002. The DIP Facility is secured by substantially all of the assets of FTL Ltd. and its subsidiaries and a perfected pledge of stock of substantially all of FTL Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined ("EBITDAR"), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends. The DIP loan limits annual capital expenditures for the period from December 31, 2001 to June 30, 2002 to a maximum of $50,000,000.

        Cash provided by operating activities in 2001 totaling $200,600,000 benefited from decreases in working capital while cash provided by operating activities in 2000 totaling $142,300,000 benefited from decreases in working capital and positive cash flow from the liquidation of the Company's discontinued Sports and Licensing operation.

        For 2001, the primary factors in reconciling from the loss from continuing operations of $41,100,000 to cash provided by operating activities totaling $200,600,000 were depreciation and amortization of $83,400,000, an inventory reduction of $169,800,000 and an increase in write-downs and reserves of $45,400,000 principally related to the costs associated with the closure of certain of the Company's higher cost facilities. These additive factors were partially offset by a decrease in liabilities subject to compromise of $56,500,000 and other working capital changes of $20,200,000. Cash paid for reorganization items totaled $29,300,000.

        Net cash used for investing activities totaled $40,300,000 in 2001 compared with net cash provided by investing activities of $19,000,000 in 2000. Capital expenditures were higher in 2001 ($55,300,000 compared with $26,800,000 in 2000). Proceeds from fixed asset sales were $1,400,000 lower than 2000, and cash flows from investing activities in 2000 included

$18,100,000 in proceeds from the sale of the Company's Gitano jeanswear division. Capital spending is anticipated to approximate $42,000,000 in 2002. As stated above, the DIP loan limits annual capital expenditures to a maximum of $50,000,000 for the period December 31, 2001 to June 30, 2002.

        Net repayment from financing activities were $100,700,000 in 2001 compared with $71,800,000 in 2000, due to the favorable comparison in operating cash flows and additional cash retained in 2000, offset partially by the unfavorable comparison in investing cash flows.

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

        For 2000, the primary factors in reconciling from the loss from continuing operations of $103,600,000 to cash provided by operating activities totaling $142,300,000 were depreciation and amortization of $116,500,000, a decrease in notes and accounts receivable of $88,800,000, an inventory reduction of $73,900,000 (excluding the effects of asset sales) and an increase in write-downs and reserves of $77,400,000 principally related to the costs associated with the closure of certain of the Company's higher cost facilities, other working capital changes of $26,100,000 and cash flows of discontinued operations (primarily generated from the reduction of working capital) of $25,400,000. These additive factors were partially offset by a decrease in liabilities subject to compromise of $142,300,000. Cash paid for reorganization items totaled $29,000,000.

        In order to satisfy its repurchase obligation arising from the Cayman Reorganization, FTL Inc. commenced an offer on April 5, 1999 to repurchase all $250,000,000 of its 7 7/8% Senior Notes due October 15, 1999 (the "7 7/8% Senior Notes") at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest. This offer expired on May 20, 1999. Holders of $204,200,000 of aggregate principal amount of the 7 7/8% Senior Notes tendered their notes. On June 4, 1999, FTL Inc. paid these tendering holders an aggregate purchase price of $206,300,000 plus accrued interest. The remaining $45,800,000 principal amount of the 7 7/8% Senior Notes matured by the terms of the indenture for these notes and was repaid on October 15, 1999. On March 25, 1999, the Company issued $250,000,000 of 8 7/8% Senior Notes due April 2006 (the "Senior Notes"). Proceeds from the Senior Notes were approximately $240,100,000 and were initially used to repay outstanding borrowings under the Company's Bank Credit Agreement. The availability under the Bank Credit Agreement created through this repayment of outstanding borrowings was used to satisfy the Company's repurchase obligations with respect to the 7 7/8% Senior Notes.

        In December 1996, the Company entered into a three-year receivables purchase agreement that enabled it to sell to a third party up to a $250,000,000 undivided interest in a defined pool of its trade accounts receivable. The maximum amount outstanding as defined under the agreement varied based upon the level of eligible receivables. The agreement was refinanced in the fourth quarter of 1999 and increased to $275,000,000 and subsequently terminated with the Company's bankruptcy filing. Consequently, none of the Company's trade receivables were securitized at December 29, 2001, or December 30, 2000.

        In September 1994, the Company entered into a five-year operating lease agreement with two annual renewal options, primarily for certain machinery and equipment. The total cost of the assets covered by the lease is $144,600,000. Additional liquidity of $30,400,000 expired unused on March 31, 1999. The total amount outstanding under this lease is $87,600,000 at December 29, 2001 and December 30, 2000. The amount outstanding under this lease was scheduled to be paid in 2000; however, due to the bankruptcy filing, payments were suspended on this lease. The lease provides for a substantial residual value guarantee by the Company at the termination of the lease and includes purchase and renewal options at fair market values. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges. The reserve balance related to this provision was $54,200,000 at December 29, 2001 and December 30, 2000. The Company believes such lease should be characterized as a financing arrangement in the Reorganization Cases which would result in the cancellation of any obligation in connection with the distribution to the lessor under the Third Amended Reorganization Plan.

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

        Inherent in a successful plan of reorganization is a capital structure that permits the Debtors to generate sufficient cash flow after reorganization to meet restructured obligations and fund the current obligations of the Debtors. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Reorganization Cases, in general, or the effects of the Reorganization Cases on the business of the Debtors or on the interests of creditors. The current Disclosure Statement filed on February 4, 2002 did not provide any recovery to FTL Ltd.'s equity security holders. ACCORDINGLY, MANAGEMENT EXPECTS THAT CURRENT EQUITY SECURITY HOLDERS (COMMON OR PREFERRED STOCK) WILL NOT RECEIVE ANY DISTRIBUTION UNDER ANY REORGANIZATION PLAN AS A RESULT OF THE ISSUANCE OF NEW EQUITY TO EXISTING CREDITORS.

        The Company filed the Second Amended Reorganization Plan on February 4, 2002. On March 19, 2002, FTL Ltd. and FTL Inc. filed the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. The Third Amended Reorganization Plan provides for a capital structure that the Company believes will enable it to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. A significant component of the proposed plan of reorganization is obtaining "Exit Financing." In addition, the Company's creditors and equity security holders must have an opportunity to review the Plan and the Bankruptcy Court must determine the Plan to be fair and reasonable. There can be no assurance that Exit Financing will be obtained or that the Plan will be determined fair and reasonable by the Bankruptcy Court. Also, there can be no assurance that the proposed capital structure will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund its current obligations.

        The Company's debt instruments, principally its bank agreements, contain covenants restricting its ability to sell assets, incur debt, pay dividends and make investments and requiring the Company to maintain certain financial ratios. See "LONG-TERM DEBT" in the Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company adopted SFAS Nos. 141 and 142 on December 30, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $24,600,000 ($0.37 per share) per year. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Adoption of SFAS 144 in the first quarter of 2002, had no impact on the Company's financial position and results of operations.

ITEM 7A.      QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risk from changes in foreign exchange and interest rates and commodity prices. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures that strictly prohibit the use of financial instruments for trading purposes. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuation and sensitivity analysis.

        A discussion of the Company's accounting policies for derivative financial instruments is included in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" in the Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in "FINANCIAL INSTRUMENTS" in the Notes to Consolidated Financial Statements.

INTEREST RATES

        The fair value of the Company's total long-term debt is estimated at $819,100,000 and $615,700,000 at December 29, 2001 and December 30, 2000,
respectively, based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, and taking into consideration the underlying terms of the debt and management's estimate of the effects of the Chapter 11 filing on the fair value of its long-term debt. Such fair value estimates reflect a deficit of $487,500,000 and $789,500,000 as compared to the carrying value of debt at December 29, 2001 and December 30, 2000, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% change in interest rates. Management believes that market risk as a result of interest rate changes from 2000 to 2001 and 2001 to 2002 will have a minimal effect on the fair value of the Company's debt due to the Chapter 11 filing and because the fair value of the Company's debt is traded based more on the public's perception of its liquidity and reorganization plans than on any fundamental changes in the debt markets. Accordingly, a hypothetical change in interest rates would not necessarily impact the fair value of the Company's fixed rate debt.

        The Company had $646,700,000 and $745,700,000 of variable rate debt outstanding at December 29, 2001 and December 30, 2000, respectively. At these borrowing levels, a hypothetical 10% adverse change in the interest rates in effect at year-end 2001 and 2000 would have had unfavorable impacts of $3,900,000 and $7,900,000 in 2001 and 2000, respectively, on the Company's pretax earnings and cash flows. The primary interest rate exposures on floating rate debt are with respect to the London interbank rate and to the U.S. prime rate.

FOREIGN CURRENCY EXCHANGE RATES

        Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore, foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars. The primary currencies to which the Company is exposed include the Euro and the British pound.

        The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company does not generally hedge these net investments. However, the Company uses capital structuring techniques to manage its net investment in foreign currencies as considered necessary. The net investment in foreign subsidiaries and affiliates translated into dollars using the year-end exchange rates is $243,000,000 at December 29, 2001 and $279,000,000 at December 30, 2000. The
potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $9,600,000 at December 29, 2001 and $9,100,000 at December 30, 2000.

COMMODITY PRICES

        The availability and price of cotton are subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. To reduce price risk caused by market fluctuations, the Company enters into futures contracts to cap prices on varying proportions of its cotton needs, and enters into fixed price purchase contracts for its production needs, thereby minimizing the risk of decreased margins from cotton price increases.

        A sensitivity analysis has been prepared to estimate the Company's exposure to market risk from its cotton futures and fixed price contract positions. Inventory on hand has been excluded from the analysis. Market risk, estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in cotton futures prices, was approximately $9,500,000 at December 29, 2001. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted futures prices.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors..........................................     44

Consolidated Balance Sheet
  December 29, 2001 and December 30, 2000..................................................     45

Consolidated Statement of Operations
  for Each of the Years Ended December 29, 2001, December 30, 2000 and January 1, 2000.....     46

Consolidated Statement of Stockholders' Equity (Deficit)
  for Each of the Years Ended December 29, 2001, December 30, 2000 and January 1, 2000.....     47

Consolidated Statement of Cash Flows
  for Each of the Years Ended December 29, 2001, December 30, 2000 and January 1, 2000.....     48

Notes to Consolidated Financial Statements.................................................     49

Supplementary Data (Unaudited).............................................................     94

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts............................................    106

Note:  All other schedules are omitted because they are not applicable or not required.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors of
Fruit of the Loom, Ltd.

        We have audited the accompanying consolidated balance sheet of Fruit of the Loom, Ltd. and Subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fruit of the Loom, Ltd. and Subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Notes to the Consolidated Financial Statements, on December 29, 1999, Fruit of the Loom, Ltd., and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Wilmington, Delaware (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, confirmation of a plan of reorganization by the Bankruptcy Court, future profitable operations, the ability to comply with its debtor-in-possession financing facility, and the Company's ability to generate sufficient cash from operations and obtain financing arrangements to meet its future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

        As discussed in the Notes to the consolidated financial statements, effective December 30, 2000, the Company changed its method for accounting for derivative financial instruments to conform with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.



                                             ERNST & YOUNG LLP

Chicago, Illinois
February 15, 2002, except for the "Reorganization Cases" note as to which the date is March 19, 2002

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)

                           CONSOLIDATED BALANCE SHEET




                                                                        DECEMBER 29,   DECEMBER 30,
                                                                            2001           2000
                                                                            ----           ----
                                                                         (IN THOUSANDS OF DOLLARS)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents (including restricted cash of
   $2,900,000 and $11,700,000, respectively)......................   $     193,600   $     134,000
   Notes and accounts receivable (less allowance for possible
   losses of $29,500,000 and $44,800,000, respectively)...........         138,400         143,400
   Inventories....................................................         395,600         565,400
   Other..........................................................          25,900          26,100
                                                                     -------------   -------------
     Total current assets.........................................         753,500         868,900
                                                                     -------------   -------------

PROPERTY, PLANT AND EQUIPMENT
   Land...........................................................          11,200          14,300
   Buildings, structures and improvements.........................         192,100         267,800
   Machinery and equipment........................................         709,400         831,500
   Construction in progress.......................................           7,000           4,100
                                                                     -------------   -------------
                                                                           919,700       1,117,700
   Less accumulated depreciation..................................         684,800         841,100
                                                                     -------------   -------------
     Net property, plant and equipment............................         234,900         276,600
                                                                     -------------   -------------

OTHER ASSETS
   Goodwill (less accumulated amortization of $401,400,000 and
   $376,700,000, respectively)  ..................................         581,900         606,600
   Net assets of discontinued operations..........................           2,000           2,000
   Other..........................................................          54,600          77,300
                                                                     -------------   -------------
Total other assets................................................         638,500         685,900
                                                                     -------------   -------------
                                                                     $   1,626,900   $   1,831,400
                                                                     =============   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term debt...........................   $     647,400   $     746,400
   Trade accounts payable.........................................          32,900          33,500
   Net liabilities of discontinued operations.....................           2,100           5,100
   Other accounts payable and accrued expenses....................         200,300         236,600
                                                                     -------------   -------------
     Total current liabilities....................................         882,700       1,021,600
                                                                     -------------   -------------

NON-CURRENT LIABILITIES
   Long-term debt.................................................         410,700         410,300
   Other..........................................................          87,800          11,500
                                                                     -------------   -------------
     Total non-current liabilities................................         498,500         421,800
                                                                     -------------   -------------
LIABILITIES SUBJECT TO COMPROMISE.................................         498,100         554,600
                                                                     -------------   -------------
MINORITY INTEREST.................................................          71,700          71,700
                                                                     -------------   -------------
COMMON STOCKHOLDERS' DEFICIT
   Ordinary shares and capital in excess of par value, $.01 par value; authorized, Class A, 200,000,000 shares, Class B, 100 shares; issued and outstanding:
     Class A Ordinary Shares--66,955,542 shares...................         257,600         257,500
     Class B Ordinary Shares--4 shares............................              --              --
   Accumulated deficit............................................        (485,100)       (426,000)
   Accumulated other comprehensive loss...........................         (96,600)        (69,800)
                                                                     -------------   -------------
     Total common stockholders' deficit...........................        (324,100)       (238,300)
                                                                     -------------   -------------
                                                                     $   1,626,900   $   1,831,400
                                                                     =============   =============

                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                     YEAR ENDED
                                                     DECEMBER 29,   DECEMBER 30,     JANUARY 1,
                                                         2001           2000            2000
                                                         ----           ----            ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales......................................    $   1,341,800    $   1,553,600    $  1,787,200
Cost of sales..................................        1,037,000        1,321,300       1,715,200
                                                   -------------    -------------    ------------
   Gross earnings..............................          304,800          232,300          72,000
Selling, general and administrative expenses:
   Operating expenses..........................          163,600          163,600         272,500
   Consolidation costs.........................           46,500           88,300          67,200
                                                   -------------    -------------    ------------
                                                         210,100          251,900         339,700
Goodwill amortization..........................           24,600           24,600          24,600
                                                   -------------    -------------    ------------
   Operating earnings (loss)...................           70,100          (44,200)       (292,300)
Interest expense...............................          (97,400)        (124,300)        (97,100)
Other income (expense)--net....................              900             (900)        (58,800)
                                                   -------------    -------------    ------------
   Loss from continuing operations
     before reorganization items, income tax
     provision and minority interest...........          (26,400)        (169,400)       (448,200)
Reorganization items...........................          (33,800)         (48,200)         (3,000)
                                                   -------------    -------------    ------------
   Loss from continuing operations
     before income tax provision and minority
     interest..................................          (60,200)        (217,600)       (451,200)
Income tax provision...........................          (19,100)        (114,000)         37,200
Minority interest..............................               --               --           2,700
                                                   -------------    -------------    ------------
   Loss from continuing operations.............          (41,100)        (103,600)       (491,100)
   Discontinued operations--Sports & Licensing
     Loss from operations......................               --           (2,600)        (37,600)
     Estimated loss on disposal................          (18,000)         (20,200)        (47,500)
                                                   -------------    -------------    ------------
     Net loss..................................    $     (59,100)   $    (126,400)   $   (576,200)
                                                   =============    =============    ============
Loss per common share:
   Continuing operations.......................            (0.61)   $       (1.55)   $     (7.25)
   Discontinued operations--Sports & Licensing
     Loss from operations......................              --             (0.04)         (0.55)
     Estimated loss on disposal................            (0.27)           (0.30)         (0.70)
                                                   -------------    -------------    -----------
     Net loss..................................    $       (0.88)   $       (1.89)   $     (8.50)
                                                   =============    =============    ===========
Loss per common share--assuming dilution:
   Continuing operations.......................    $       (0.61)   $       (1.55)   $     (7.25)
   Discontinued operations--Sports & Licensing
     Loss from operations......................              --             (0.04)         (0.55)
     Estimated loss on disposal................            (0.27)           (0.30)         (0.70)
                                                   -------------    -------------    -----------
     Net loss..................................    $       (0.88)   $       (1.89)   $     (8.50)
                                                   =============    =============    ===========
Average common shares..........................           67,000           67,000         67,800
                                                   =============    =============    ===========
Average common shares--assuming dilution.......           67,000           67,000         67,800
                                                   =============    =============    ===========

                             See accompanying notes.

                               FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                                        (DEBTORS IN POSSESSION)

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                             COMMON STOCK                      ACCUMULATED
                                                            AND CAPITAL IN                        OTHER
                                                 COMMON       EXCESS OF        RETAINED       COMPREHENSIVE
                                                 SHARES        PAR VALUE  EARNINGS (DEFICIT)  INCOME (LOSS)      TOTAL
                                                 ------        ---------  ------------------  -------------      -----
BALANCE, JANUARY 2, 1999...................         72,150    $   326,700   $     276,600    $   (54,400)  $     548,900
                                                                                                           -------------
   Class A shares issued upon
      exercise of options..................              1             --                                             --
                                                                                                           -------------
   Restricted Stock--
      Class A shares issued--net...........             77          2,500                                          2,500
                                                                                                           -------------
   FTL Inc. Class B Shares exchanged for FTL Inc.
      Preferred Stock......................         (5,229)       (71,700)                                       (71,700)
                                                                                                           -------------
   Net loss................................                                      (576,200)                      (576,200)
   Foreign currency translation
      adjustments--net.....................                                                      (18,300)        (18,300)
   Minimum pension liability
      adjustment...........................                                                       11,000          11,000
   Unrealized gain on available-
      for-sale securities..................                                                       10,300          10,300
                                                                                                           -------------
   Comprehensive loss--1999................                                                                     (573,200)
                                              ------------    -----------   -------------    -----------   -------------
BALANCE, JANUARY 1, 2000...................         66,999        257,500        (299,600)       (51,400)        (93,500)
                                                                                                           -------------
   Restricted Stock--
      Class A shares cancelled--net........            (43)            --                                             --
                                                                                                           -------------
   Net loss................................                                      (126,400)                      (126,400)
   Foreign currency translation
      adjustments--net.....................                                                      (12,600)        (12,600)
   Unrealized gain on
      available-for-sale securities
      Holding gain.........................                                                        5,100           5,100
      Gain reclassified to net loss........                                                      (10,900)        (10,900)
                                                                                                           -------------
   Comprehensive loss--2000................                                                                     (144,800)
                                              ------------    -----------   -------------    -----------   -------------
BALANCE, DECEMBER 30, 2000.................         66,956        257,500        (426,000)       (69,800)       (238,300)
                                                                                                           -------------
   Restricted Stock........................             --            100                                            100
                                                                                                           -------------
   Net loss................................                                       (59,100)                       (59,100)
   Foreign currency translation
      adjustments--net.....................                                                       (5,500)         (5,500)
   Minimum pension liability
      adjustment...........................                                                      (13,400)        (13,400)
   Unrealized loss on available-for-sale securities
      Net holding loss.....................                                                       (4,700)         (4,700)
      Gain reclassified to net loss........                                                         (300)           (300)
   Deferred hedging loss...................                                                       (2,900)         (2,900)
                                                                                                           -------------
   Comprehensive loss--2001................                                                                      (85,900)
                                              ------------    -----------   -------------    -----------   -------------
BALANCE, DECEMBER 29, 2001.................         66,956    $   257,600   $    (485,100)   $   (96,600)  $    (324,100)
                                              ============    ===========   =============    ===========   =============


                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                            YEAR ENDED
                                                                         -----------------------------------------------
                                                                          DECEMBER 29,     DECEMBER 30,      JANUARY 1,
                                                                              2001             2000             2000
                                                                              ----             ----             ----
                                                                                     (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations...................................    $    (41,100)   $    (103,600)   $    (491,100)
   Adjustments to reconcile to net operating cash flows:
      Depreciation and amortization..................................          83,400          116,500          122,700
      Deferred income tax provision..................................            (400)             200           36,700
      Decrease (increase) in notes and accounts receivable...........           5,000           88,800         (123,300)
      Decrease in inventories........................................         169,800           73,900           54,600
      Increase (decrease) in trade accounts payable..................            (600)           2,100           26,400
      Other working capital changes..................................         (20,200)          26,100          109,400
      (Gain) loss on sale of marketable equity securities............          (5,500)         (14,800)             600
      Net decrease in liabilities subject to compromise..............         (56,500)        (142,300)              --
      Consolidation of operations--write-downs and reserves..........          45,400           77,400               --
      Net payments on retained liabilities related to
        former subsidiaries..........................................          (1,400)          (1,400)          (8,600)
      Cash flows of discontinued operations..........................          (1,600)          25,400          (47,800)
      Other--net.....................................................          53,600           23,000           66,200
                                                                         ------------    -------------    -------------
        Net operating cash flows before reorganization items.........         229,900          171,300         (254,200)
      Net cash used for reorganization items.........................         (29,300)         (29,000)              --
                                                                         ------------    -------------    -------------
        Net operating cash flows.....................................         200,600          142,300         (254,200)
                                                                         ------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................................         (55,300)         (26,800)         (34,400)
   Proceeds from sale of property, plant & equipment.................           7,900            9,300           22,000
   Proceeds from sale of marketable equity securities................           7,900           16,600            6,100
   Proceeds from sale of Gitano......................................              --           18,100               --
   Other--net........................................................            (800)           1,800          (24,600)
                                                                         ------------    -------------    -------------
      Net investing cash flows.......................................         (40,300)          19,000          (30,900)
                                                                         -------------   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds............................................       1,064,300        1,381,200          152,200
   DIP financing payments............................................      (1,164,300)      (1,443,700)              --
   Proceeds from issuance of long-term debt..........................              --               --          240,100
   Proceeds under line-of-credit agreements..........................              --               --          727,300
   Payments under line-of-credit agreements..........................              --           (8,700)        (507,200)
   Principal payments on long-term debt and capital leases...........            (700)            (600)        (282,300)
   Subsidiary preferred minority dividends...........................              --               --           (1,900)
                                                                         ------------    -------------    -------------
      Net financing cash flows.......................................        (100,700)         (71,800)         328,200
                                                                         ------------    -------------    -------------
Net increase in cash and cash
   equivalents (including restricted cash)...........................          59,600           89,500           43,100
Cash and cash equivalents (including restricted cash) at beginning of year    134,000           44,500            1,400
                                                                         ------------     ------------    -------------

Cash and cash equivalents (including restricted cash) at end of year.    $    193,600    $     134,000    $      44,500
                                                                         ============    =============    =============


                             See accompanying notes.

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REORGANIZATION CASES

        GENERAL. Fruit of the Loom, Ltd. ("FTL Ltd., Fruit of the Loom or the Company"), Fruit of the Loom, Inc. ("FTL Inc.") and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, the "Debtors") commenced reorganization cases (the "Reorganization Cases") by filing petitions for relief under chapter 11 ("Chapter 11"), title 11 of the United States Code, 11 U.S.C. Sections 101-1330 (as amended, the "Bankruptcy Code") on December 29, 1999 (the "Petition Date") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On December 30, 1999, FTL Ltd. (a Cayman Islands company) also commenced a proceeding under the Companies Law (the "Cayman Proceeding") in the Grand Court of the Cayman Islands (the "Cayman Court"). The Reorganization Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 99-4497(PJW). Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, FTL Ltd. and FTL Inc., as debtors and debtors-in-possession, have continued to manage and operate their assets and businesses subject to the supervision and orders of the Bankruptcy Court, pending confirmation of the Third Amended Joint Plan of Reorganization of FTL Ltd. under Chapter 11 of the Bankruptcy Code (the "Third Amended Reorganization Plan") contained in the Supplement to Disclosure Statement with respect to Third Amended Joint Plan of Reorganization of Fruit of the Loom (the "Supplement to the Disclosure Statement") filed with the Bankruptcy Court on March 19, 2002, pursuant to Section 1125 of the Bankruptcy Code. Because FTL Ltd. and FTL Inc. are operating as debtors-in-possession under the Bankruptcy Code, the existing directors and officers of FTL Ltd. and FTL Inc. continue to govern and manage the operations of FTL Ltd. and FTL Inc., respectively, subject to the supervision and orders of the Bankruptcy Court. The existing directors and officers of FTL Ltd. only, continue to govern and manage the operations of FTL Ltd., subject to the supervision of the Joint Provisional Liquidators ("JPL's") and the Cayman Court.

        Certain subsidiaries of the Company were not included in the Reorganization Cases. Condensed combined financial statements of the entities in reorganization are presented herein.

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

        Under the Companies Law Section .110, the Cayman Court conferred the powers of an Official Liquidator (Section .109) on the JPL's. Those powers include:

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

        Although FTL Ltd. is authorized to operate its business and manage its properties as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without obtaining the sanction of the JPL's and complying with the

Orders of the Grand Court. It is intended that the Cayman Proceedings will be conducted in tandem with the Reorganization Cases.

        On January 28, 2002, the JPL's, on behalf of FTL Ltd. only, filed with the Cayman Court our "Amended Scheme of Arrangement" in the Cayman Proceeding.

        REORGANIZATION PLAN PROCEDURES. The Debtors expected to reorganize their affairs under the protection of Chapter 11 and, accordingly, filed the Second Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the "Second Amended Reorganization Plan") contained in the Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code with respect to Second Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the "Disclosure Statement") with the Bankruptcy Court on February 4, 2002. The Bankruptcy Court entered approval of the Disclosure Statement on February 6, 2002. Holders of Claims that are impaired and are to receive distributions are entitled to vote to accept or reject the Second Amended Reorganization Plan and/or Amended Scheme of Arrangement. The Disclosure Statement, Second Amended Reorganization Plan and Amended Scheme of Arrangement have been transmitted to these holders along with ballots and voting procedures. On March 19, 2002, FTL Ltd. and FTL Inc. filed the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. Holders of Claims that are impaired and are to receive distributions have also received, and are entitled to change their vote based on their review of, the Supplement to the Disclosure Statement and the Third Amended Reorganization Plan. Unless changed, a vote on the Second Amended Reorganization Plan will be counted as a vote on the Third Reorganization Plan. The Bankruptcy Court has scheduled a hearing for April 19, 2002, to confirm the results of the vote. The Third Amended Reorganization Plan provides no recovery to FTL Ltd.'s or FTL Inc.'s equity security holders. All outstanding FTL Inc. equity securities will be cancelled, the Class A Ordinary Shares will be deregistered under the Securities Exchange Act of 1934, a amended, current holders will receive no distribution with respect to FTL Ltd. or FTL Inc. equity securities (common or preferred stock), and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd.

        THE BERKSHIRE AGREEMENT. The Third Amended Reorganization Plan, among other things, implements the sale of Fruit of the Loom's basic apparel business (the "Apparel Business") as a going concern to New FOL Inc. (the "Purchaser"), a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"), pursuant to the terms, and subject to the conditions, of the Asset Purchase Agreement dated as of November 1, 2001, (as amended, the "Berkshire Agreement"). Purchaser was the successful bidder pursuant to the Bankruptcy Court approved auction process, which followed a six-month marketing process. The Third Amended Reorganization Plan also provides for the liquidation of the Debtors who are not transferred to Purchaser under the Berkshire Agreement and of the non-Apparel Business assets of Fruit of the Loom.

        The Berkshire Agreement was entered into among FTL Inc., Union Underwear Company, Inc. ("Union Underwear," a wholly-owned subsidiary of FTL Inc.) and FTL Ltd., collectively as Sellers, New FOL Inc., as Purchaser, and Berkshire as guarantor of New FOL Inc.'s obligations under the Berkshire Agreement. The Berkshire Agreement provides, among other things, for the sale of the Apparel Business through the sale of all of the capital stock of FTL Caribe Ltd., a wholly-owned subsidiary of FTL Ltd., the issuance of new capital stock of designated subsidiaries of Union Underwear which are Debtors, the transfer of certain non-debtor subsidiaries that form a part of the Apparel Business, and the transfer of any other assets of Sellers used in the Apparel Business, all to be effectuated by the Third Amended Reorganization Plan. In addition, the Berkshire Agreement provides that Purchaser will cause reorganized Fruit of the Loom to offer employment to substantially all of the employees of Fruit of the Loom and will assume all obligations with respect to the Union Underwear pension plan.

        The stated purchase price for the Apparel Business under the Berkshire Agreement is $835,000,000, plus the assumption of approximately $31,000,000 in capital leases. The purchase price is subject to adjustments for variances in working capital from an agreed upon amount, and for any deficit between the liabilities and assets of the Union Underwear pension plan. The purchaser will assume the ordinary course post-petition liabilities and certain prepetition liabilities of the business.

        The Berkshire Agreement also requires that Fruit of the Loom continue to operate the Apparel Business in accordance with past practices and consult with Berkshire regarding certain matters pending confirmation of the Third Amended Reorganization Plan and the closing under the Berkshire Agreement. The sale of the Apparel Business is subject to approval of the Third Amended Reorganization Plan. The operation of this business will be included in continuing operations in the Company's consolidated financial statements until the Third Amended Reorganization Plan is approved.

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

        Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. The Debtors have reviewed substantially all leases and executory contracts and have assumed or rejected most of such leases and contracts. The remaining leases and executory contracts are anticipated to be either assumed or rejected pursuant to a plant of reorganization upon emergence from Chapter 11. Such rejections could result in additional liabilities subject to compromise.

CONSOLIDATED STATEMENT OF OPERATIONS

        Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the Reorganization Cases or that it is probable that it will be an allowed claim.

        Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows.

CAYMAN REORGANIZATION

        On March 4, 1999, FTL Ltd., a Cayman Islands company, became the parent holding company of FTL Inc. pursuant to a reorganization (the "Cayman Reorganization") approved by the stockholders of FTL Inc. on November 12, 1998. Hereinafter, the "Company" refers to the operations of FTL Inc. and subsidiaries through March 3, 1999 and the operations of FTL Ltd. and subsidiaries from March 4, 1999. Hereinafter, FTL Inc. refers to the domestic subsidiary that owned all of the Company's operations as of July 3, 1999. At the beginning of the third quarter of 1999, FTL Inc. transferred ownership of its Central American subsidiaries that perform essentially all of the Company's sewing and finishing operations for the U.S. market to FTL Caribe Ltd., a Cayman Islands company directly wholly owned by FTL Ltd.

        As originally planned, when fully implemented, the Cayman Reorganization would have transferred ownership from FTL Inc. to FTL Ltd., or a non-United States subsidiary of FTL Ltd., of essentially all businesses and subsidiaries of FTL Inc. located outside of the United States (other than certain operations in Canada and Mexico), and would have transferred beneficial ownership of certain trademarks from FTL Inc. to FTL Ltd. The Cayman Reorganization was not fully implemented before the Petition Date; neither the trademarks nor FTL Inc.'s indirect European subsidiaries were transferred to FTL Ltd.

EXCHANGE LISTED SECURITIES

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

        Effective June 14, 2000, Fruit of the Loom was notified by the NASDAQ--AMEX Market Group that it had fallen below certain continued listing requirements, and the 7% Debentures due March 15, 2011 issued by FTL Inc. were delisted.

         FTL Ltd.'s Class A Ordinary Shares and FTL Inc.'s 8 7/8% Notes due 2006, 6 1/2% Notes due 2003, 7 3/8% Debentures due 2023, and 7% Debentures due 2011, will be deregistered under the Securities Exchange Act of 1934, as amended, as soon as possible on or after the confirmation of the Third Amended Reorganization Plan, and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

        FISCAL YEAR. The Company uses a 52 or 53 week year ending on the Saturday nearest December 31. Fiscal years 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

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

        SALES INCENTIVES. In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus requires the costs related to consumer coupons currently classified as Selling, general and administrative expenses to be classified as a reduction of Net sales. The impact of adopting this consensus in the second quarter of 2001 did not have a material impact on the Company's results of operations.

        SHIPPING COSTS. The Company adopted EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of fiscal 2000. Shipping costs related to shipments between production facilities and shipments from production facilities to distribution facilities are reflected in Costs of sales. Shipments between distribution facilities and consumer shipments are reflected in Selling, general and administrative expenses. Amounts billed to customers for shipping costs are reflected in Net sales.

        INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories at December 29, 2001 and December 30 2000, respectively, are as follows:


                                                              DECEMBER 29,   DECEMBER 30,
                                                                 2001           2000
                                                                 ----           ----
                                                               (IN THOUSANDS OF DOLLARS)
   Finished Goods........................................   $     301,000   $     417,900
   Work in process.......................................          64,900         102,400
   Materials and supplies................................          29,700          45,100
                                                            -------------   -------------
                                                            $     395,600   $     565,400
                                                            =============   =============

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

        GOODWILL. Goodwill has been amortized using the straight-line method over periods ranging from 30 to 40 years. Amortization will cease with adoption of Statement No. 142, Goodwill and Other Intangible Assets, effective in the first quarter of 2002. See "IMPAIRMENT" below.

        MARKETABLE SECURITIES. Investments in marketable equity securities are included in Other assets at fair value. Unrealized gains and losses on trading securities are included in Other income. Unrealized gains and losses on available-for-sale securities are reported net of tax in a separate component of Stockholders' Deficit. Realized gains and losses (determined based on specific identification method) on all securities and declines in value of available-for-sale securities judged to be other than temporary are included in Other income. The fair value of available-for-sale securities aggregated $2,600,000 at December 29, 2001 and $8,100,000 at December 30, 2000. The cost of these securities totaled $2,600,000 at December 29, 2001 and $2,900,000 at December 30, 2000. Other investments totaled $7,700,000 at December 29, 2001 and $8,600,000 at December 30, 2000. The Company sold securities for aggregate proceeds of $7,900,000 in 2001 and $16,600,000 in 2000 and funded investments at an aggregate cost of $1,000,000 in 2001 and $1,100,000 in 2000.

        DERIVATIVES AND HEDGING ACTIVITIES--BEFORE ADOPTION OF STATEMENT NO.
133. The Company periodically uses cotton futures contracts to hedge a portion of forecasted cotton purchases that would otherwise expose the Company to the risk of increases in the price of cotton consumed in manufacturing the Company's products. Contract terms match the Company's purchasing cycle. Futures contracts are closed by cash settlement. Open futures contracts are marked to market. Realized and unrealized gains and losses are deferred and recognized in earnings as cotton costs are recovered through sales of the Company's products (the deferral accounting method). Deferred realized gains and losses are included as a component of inventory. Deferred unrealized gains and losses are included in other liabilities or assets and in cash flows from investing activities. The Company had no position in cotton futures contracts as of December 30, 2000, or at any other time since August 1999.

        The Company has periodically used interest rate swaps to limit the risk of exposure to increases in interest rates on selected portions of its variable rate debt. These agreements involve the exchange of payments based on a variable interest rate for payments based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in interest payable. The fair values of the swap agreements are not recognized in the financial statements. The Company had no position in interest rate swaps as of December 30, 2000, or at any other time since December 1999.

        DERIVATIVES AND HEDGING ACTIVITIES--ADOPTION OF STATEMENT NO. 133. Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the nature of the hedging relationship. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either: (i) offset in earnings against changes in the fair values of hedged assets, liabilities or firm commitments; or
(ii) recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        The adoption of FAS 133 on December 31, 2000, resulted in no changes in the Company's net loss or other comprehensive loss. At the adoption date, the Company's position with respect to derivative instruments and hedging activities consisted of fixed price cotton purchase contracts that qualify for the "normal purchases and sales" exclusion under FAS 133. The exclusion generally does not require derivative accounting for nonfinancial instruments that are in quantities expected to be used over a reasonable period in the normal course of business.

        The Company purchases exchange traded cotton futures contracts to hedge its exposure to the variability in future cash flows that is attributable to the risk of changes in the market price of cotton until fixed price contracts for the purchase of specific cotton are negotiated with producers and dealers. When cotton futures market prices increase, the increase in future cash outflows for hedged forecast cotton purchases is offset by a gain on the fair value of the designated cotton futures contract. Conversely, when cotton futures market prices decline, the decrease in future cash outflows for hedged forecast cotton purchases is offset by a loss on the fair value of the designated cotton futures contract. The effective portion of gain or loss on a cotton futures contract is reported as a component of Other comprehensive income and reclassified to Cost of sales in the same period that the cost of the cotton purchased in the hedged transaction is recognized in income. Any remaining gain or loss on the cotton futures contract in excess of the cumulative change in the present value of future cash flows of the hedged forecast cotton purchase is recognized in Other income (expense) in current earnings in the period of the change. Any gain or loss deferred in Other comprehensive income related to a hedged forecast cotton purchase no longer probable of occurring is recognized in Other income (expense) in current earnings in the period of the change.

        In 2001, to hedge a portion of its forecasted cotton needs, the Company purchased cotton futures contracts maturing at various dates through July 2003. Through December 29, 2001, net losses of $2,900,000 from changes in the fair values of cotton futures have been deferred and included in Other comprehensive income. The Company would expect to reclassify an insignificant portion of these deferred gains and losses to income in the next twelve months, if realized, based on forecasted cotton purchases and average finished inventory turns. Gains or losses related to hedge ineffectiveness, to derivative components excluded from the assessment of hedge effectiveness or to discontinuance of hedge accounting have been insignificant or have not occurred.

        DEFERRED GRANTS. The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. Employee training grants are recognized in income in the year in which the costs to which they relate are incurred by the Company. Grants for the acquisition of property and equipment are netted against the related capital expenditure. Grants for property and equipment under operating leases are amortized to income as a reduction of rents paid. Unamortized amounts netted against fixed assets under these grants at December 29, 2001 and December 30, 2000, were $3,100,000 and $4,200,000, respectively.

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

        PENSION PLANS. The Company maintains pension plans that cover substantially all U.S. and European employees. The plans provide for benefits based on an employee's years of service and compensation. The Company funds the minimum contributions required by the Employee Retirement Income Security Act of 1974.

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

DISCONTINUED OPERATIONS

        On February 23, 2000, the Bankruptcy Court approved the Company's plan to discontinue the operations of the Company's Pro Player Sports and Licensing Division ("Pro Player"). In accordance with accounting principles generally accepted in the United States, Pro Player has been treated as a discontinued operation in the accompanying consolidated financial statements. A portion of the Company's interest expense (in the amount of interest expense in each period presented below) has been allocated to discontinued operations based on the debt balance attributable to those operations. Income taxes have been provided on a separate company basis. In connection with the Company's decision to discontinue the operations of Pro Player, $47,500,000 was accrued in 1999 for the loss on disposal of the assets of Pro Player and for expected operating losses during the phase-out period from February 24, 2000 through disposal. An additional $20,200,000 provision for loss on disposal was recorded in the fourth quarter of 2000. Accordingly, the portion of Pro Player's net loss attributable to periods after February 23, 2000 has been charged to the Company's reserve for loss on disposal. In the fourth quarter of 2001, the Company recorded a $20,000,000 charge for an allowed claim in the Reorganization Cases resulting from a settlement agreement reached with the National Hockey League ("NHL"). The liability was recorded in liabilities subject to compromise.

        Operating results for Pro Player for each of the three years in the period ended December 29, 2001 are classified as Discontinued Operations in the accompanying statement of operations as follows (in thousands of dollars):


                                                                2001           2000         1999
                                                                ----           ----         ----
    Net sales.............................................   $    3,600    $    30,000    $  133,000
    Cost of sales.........................................        3,600         36,100       109,800
                                                             ----------    -----------    ----------
      Gross earnings (loss)...............................           --         (6,100)       23,200
    Selling, general & administrative expenses............         (900)        14,300        52,500
    Goodwill amortization.................................           --          1,000         2,000
                                                             ----------    -----------    ----------
      Operating earnings (loss)...........................          900        (21,400)      (31,300)
    Interest expense......................................           --         (1,500)       (5,500)
    Other income (expense)--net...........................          400         (9,300)         (800)
                                                             ----------    -----------    ----------
      Net earnings (loss).................................        1,300        (32,200)      (37,600)
    Portion of net (earnings) loss charged to reserve
    for loss on disposal .................................       (1,300)        29,600           --
                                                             ----------    -----------    ----------
      Loss from discontinued operations...................   $       --    $    (2,600)   $  (37,600)
                                                             ==========    ===========    ==========


        A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations (interest expense allocated to discontinued operations was $1,500,000 and $5,500,000 in 2000 and 1999, respectively).

        Assets and liabilities of the discontinued Pro Player segment consisted of the following (in thousands of dollars):

                                                                        DECEMBER 29,  DECEMBER 30,
                                                                            2001          2000
                                                                            ----          ----
    Inventories......................................................   $        --     $       500
    Other accounts payable and accrued expenses......................        (2,100)         (5,600)
                                                                        -----------     -----------
      Net current assets (liabilities)...............................        (2,100)         (5,100)
                                                                        -----------     -----------

    Property, plant and equipment....................................         2,000           2,000
    Liabilities subject to compromise................................       (33,800)        (13,900)
                                                                        -----------     -----------
                                                                            (31,800)        (11,900)
    Reclassify liabilities subject to compromise.....................        33,800          13,900
                                                                        -----------     -----------
      Net non-current assets.........................................         2,000           2,000
                                                                        -----------     -----------
      Net liabilities of discontinued operations.....................   $      (100)    $    (3,100)
                                                                        ===========     ===========



       Assets are shown at their expected net realizable values.

SPECIAL CHARGES

2001 Consolidation Costs

        During 2001, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States, Honduras and Canada, resulting in special charges aggregating $50,100,000 for write-downs of inventory, property, plant and equipment, severance and other costs. In 2001, the Company finalized certain estimates principally related to the 1997 special charges, resulting in reductions in 2001 consolidation costs of $3,600,000. Net charges of $46,500,000 have been recorded in results of operations in the accompanying consolidated financial statements in Selling, general and administrative expenses.


        These charges were recorded in the following quarters (in thousands of dollars):


        1st quarter...........................................   $  6,700
        2nd quarter...........................................     34,000
        3rd quarter...........................................      3,600
        4th quarter...........................................      2,200
                                                                 --------
                                                                 $ 46,500

        These charges are categorized as follows (in thousands of dollars):



                                                                              FUTURE CASH        NONCASH     TOTAL CHARGES
                                                                              -----------        -------     -------------
         Closing and disposal of U.S., Honduran and Canadian manufacturing
             facilities....................................................    $    4,100     $    39,300      $    43,400
         Closing of European manufacturing  and sales facilities...........         4,800           1,900            6,700
                                                                               ----------     -----------      -----------
             Subtotal......................................................         8,900          41,200           50,100
         Finalization of prior year consolidation costs/special charges....       (1,200)         (2,400)          (3,600)
                                                                               ----------     -----------      -----------
                                                                               $    7,700     $    38,800      $    46,500
                                                                               ==========     ===========      ===========


        Each of these categories is discussed below.

        As part of the Company's continuing business strategy to improve profitability in future years, the Company continued to focus on eliminating unprofitable and low volume SKU's. In addition, the overall market for the Company's activewear products declined substantially, and the Company experienced reduced market share. As a result, the Company closed several of its production facilities in 2001. Accordingly, the Company terminated 431 salaried and 2,867 production personnel related to closed operations. Charges related to closing and disposal of U.S., Honduran and Canadian manufacturing facilities consisted of the following (in thousands of dollars):

  Loss on disposal of facilities, improvements and equipment....................    $   39,900
  Severance costs...............................................................         3,000
  Other.........................................................................           500
                                                                                    ----------
                                                                                    $   43,400

        The loss on disposal of facilities, improvements and equipment results from the write-down of property, plant and equipment to their net realizable values. Net realizable values were determined by appraisals and historical experience for all significant assets.

        Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

        These charges were recorded in the appropriate quarters of 2001 as required by Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"), EITF 94-3 or other authoritative literature.

        In Europe, as part of its continuing review of its sales and manufacturing organization, the Company continued to evaluate the strategic position and cost effectiveness of its organization and facilities. As a result of this continuing review, the Company shut down one of its European manufacturing facilities and several sales offices throughout Europe. In connection therewith, the Company recorded charges aggregating $6,700,000 in the third and fourth quarters of 2001, as detailed below:

 Loss on disposal of facilities, improvements and equipment....................    $    1,900
 Severance costs...............................................................         3,700
 Other.........................................................................         1,100
                                                                                   ----------
                                                                                   $    6,700

        Other costs consist of a settlement with the Industrial Development Board of Northern Ireland for repayment of grants as the Company failed to maintain minimum employment levels stipulated in the grants.

        These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the consolidation costs incurred in 2001, cash charges totaled $8,900,000, $3,600,000 of which were paid in 2001 with the remainder expected to be paid in 2002. Also, $6,700,000 of the consolidation costs were related to restructuring charges as defined by EITF 94-3.

        Following is a summary of the 2001 consolidation costs and related reserve balances at December 29, 2001 (in thousands of dollars):



                                                                                                                RESERVE
                                                                     2001                          OTHER        BALANCE AT
                                                                CONSOLIDATION      CASH          ACTIVITY      DECEMBER 29,
                                                                     COSTS       PAYMENTS         IN 2001         2001
                                                                     -----       --------         -------         ----
     Closing and disposal of U.S., Honduran and Canadian
         manufacturing facilities............................     $   41,800     $      --      $  14,200     $   27,600
     Impairment of European manufacturing facilities.........          6,700         2,800          (200)          4,100
     Other...................................................          1,600           800          (400)          1,200
                                                                  ----------     ---------      ---------     ----------
                                                                  $   50,100     $   3,600      $  13,600     $   32,900
                                                                  ==========     =========      =========     ==========


        Other activity in 2001 represents assets written off. Assets held for sale included in other non-current assets in the accompanying Consolidated Balance Sheet totaled $9,200,000 and $12,400,000 at December 29, 2001 and December 30, 2000, respectively.

2000 Consolidation Costs

        In the third and fourth quarters of 2000, the Company incurred costs in connection with the closure of several manufacturing facilities in the United States and Mexico, resulting in special charges aggregating $90,100,000 ($13,100,000 in the third quarter and $77,000,000 in the fourth quarter) for write-downs of inventory, property, plant and equipment, other assets and contractual obligations. These charges were recorded in results of operations in the accompanying consolidated financial statements in Cost of sales ($1,800,000) and Selling, general and administrative expenses ($88,300,000).

        These charges are categorized as follows (in thousands of dollars):


                                                               FUTURE CASH     NONCASH  TOTAL CHARGES
                                                               -----------     -------  -------------
        Closing and disposal of U.S. and Mexican manufacturing
           facilities.........................................   $ 11,200     $ 68,700     $  79,900
        Closing of European manufacturing facilities..........      4,700        2,000         6,700
        Other asset write-downs and reserves..................         --        3,500         3,500
                                                                 --------     --------     ---------
                                                                 $ 15,900     $ 74,200     $  90,100
                                                                 ========     ========     =========

        Each of these categories is discussed below.

        A significant part of the Company's business strategy is the elimination of non-core businesses and reduction in low volume and unprofitable SKU's. Consistent with this strategy, the Company closed several of its higher cost production facilities in the third and fourth quarters of 2000. Accordingly, the Company terminated 224 salaried and 2,042 production personnel related to closed operations. Charges related to closing and disposal of U.S. and Mexican manufacturing and distribution facilities consisted of the following (in thousands of dollars):


        Loss on disposal of facilities, improvements and equipment....................    $   69,200
        Severance costs...............................................................         8,900
        Other.........................................................................         1,800
                                                                                          ----------
                                                                                          $   79,900

        The loss on disposal of facilities, improvements and equipment results from the write-down of property, plant and equipment to their net realizable values. Net realizable values were determined by appraisals for all significant assets.

        Severance costs consisted of salary and fringe benefits (FICA and unemployment taxes, health insurance, life insurance, dental insurance, long-term disability insurance and participation in the Company's pension plan).

        Other costs represent estimated write-down of inventory in the facilities to be disposed. These costs have been included in Cost of sales.

        These charges were recorded in the third and fourth quarters of 2000 as required by FAS 121, EITF 94-3 or other authoritative literature.

        As part of its continuing review of its manufacturing organization, facilities and costs beginning in the third quarter of 2000, the Company also considered the strategic position and cost effectiveness of its organization and facilities in Europe. As a result of this continuing review, the Company closed two of its European manufacturing facilities and recorded a charge of $6,700,000 in the fourth quarter of 2000 to write-down the facilities to their fair market value. Of this amount, $4,700,000 represented severance costs.

        The Company recorded charges for other asset write-downs and reserves totaling $3,500,000; these charges consist principally of accounts receivable write-offs.

        These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the consolidation costs, cash charges totaled $15,900,000, $2,200,000 and $11,900,000 of which were paid in 2001 and 2000, respectively, with the remainder expected to be paid in 2002. Also, $13,200,000 of the consolidation costs were related to restructuring charges as defined by EITF 94-3.

        Following is a summary of the 2000 consolidation costs and related reserve balances at December 30, 2000 (in thousands of dollars):


                                                                                                               RESERVE
                                                                    2000                        OTHER        BALANCE AT
                                                                 CONSOLIDATION     CASH        ACTIVITY      DECEMBER 30,
                                                                     COSTS       PAYMENTS       IN 2000          2000
                                                                     -----       --------       -------          ----
     Closing and disposal of U.S. and Mexican
         manufacturing facilities............................     $   79,900     $   7,200      $      --     $   72,700
     Impairment of European manufacturing facilities.........          6,700         4,700          2,000             --
     Other asset write-downs and reserves....................          3,500            --          3,200            300
                                                                  ----------     ---------      ---------     ----------
                                                                  $   90,100     $  11,900      $   5,200     $   73,000
                                                                  ==========     =========      =========     ==========

        Other activity in 2000 represents assets written off.

        A rollforward of the 2000 consolidation costs from December 30, 2000 through December 29, 2001 is presented below (in thousands of dollars):

                                                         RESERVE                                                 RESERVE
                                                       BALANCE AT                                               BALANCE AT
                                                      DECEMBER 30,      CASH          INCOME           OTHER    DECEMBER 29,
                                                          2000        PAYMENTS       (EXPENSE)       ACTIVITY     2001
                                                          ----        --------       ---------       --------     ----
      Closing and disposal of U.S. and Mexican
         manufacturing facilities....................   $   72,700    $    2,200    $  (2,700)    $     66,600   $   6,600
      Other asset write-downs and reserves...........          300            --            --             300          --
                                                        ----------    ----------    ----------    ------------   ---------
                                                        $   73,000    $    2,200       (2,700)    $     66,900   $   6,600
                                                        ==========    ==========    ==========    ============   =========


        Other activity in 2001 consists primarily of disposal of property, plant and equipment. The Company sold five facilities in the second quarter of 2001 at an aggregate price of $4,100,000 which resulted in a loss of $2,300,000 in addition to the charges recorded in 2000. The loss was recorded in other expense in the accompanying consolidated statement of operations. In addition, the Company sold equipment in the first nine months of 2001 for an aggregate price of $2,200,000 and recorded no gain or loss on the sales compared to the written down balance. Also, the Company finalized certain of the 2000 consolidation costs in the second and fourth quarters of 2001, resulting in a reduction in 2001 consolidation costs of $300,000 in the second quarter and an increase in 2001 consolidation costs of $700,000 in the fourth quarter.

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



                                                               FUTURE CASH   NONCASH   TOTAL CHARGES
                                                               -----------   --------  -------------
        Provisions and losses on the sale of closeout and
           irregular merchandise..............................  $      --   $  83,300    $  83,300
        Impairment of European manufacturing facilities.......         --      30,000       30,000
        Severance.............................................     30,600          --       30,600
        Debt guarantee........................................     30,000          --       30,000
        Other asset write-downs and reserves..................     23,600     148,300      171,900
                                                                ---------   ---------    ---------
                                                                $  84,200   $ 261,600    $ 345,800
                                                                =========   =========    =========

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

        The debt guarantee charge relates to the loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley (the "Loans"). Mr. Farley is in default under the Loans and under the reimbursement agreements with the Company. The total amount guaranteed is $59,300,000 as of December 29, 2001. The debt guarantee charge of $30,000,000 at January 1, 2000 was recorded in the third and fourth quarters of 1999 in the amounts of $10,000,000 and $20,000,000, respectively. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets.

        The Company recorded charges for other asset write-downs and reserves totaling $171,900,000 (of which $148,300,000 were non-cash charges) comprised of the following (in thousands of dollars):


                                                            TOTAL           ASSET    OTHER RESERVES
                                                           CHARGES       WRITE-DOWN   AND ACCRUALS
                                                           -------       ----------   ------------
        Inventory markdown............................    $   39,300     $  39,300      $        --
        Inventory shrinkage...........................        37,300        37,300               --
        Inventory obsolescence........................        32,400        32,400               --
        Debt fees.....................................        10,500        10,500               --
        Professional fees.............................         6,600            --            6,600
        Other charges.................................        45,800        28,800           17,000
                                                          ----------     ---------      -----------
                                                          $  171,900     $ 148,300      $    23,600
                                                          ==========     =========      ===========

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

        The significant charges for inventory shrinkage resulted from the Company's 1999 decision to hire additional contractors to increase production and represented the difficulty in accounting for inventories at these new and existing contractors as well as the difficulty experienced in connection with in-transit inventories from a greatly extended pipeline.

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

        Other charges include $12,800,000 for repair parts related to physical inventory and other adjustments, the write-off of an $8,000,000 insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana and a provision on the ultimate realization of certain current and non-current assets of $8,000,000. All of the above charges, except for the vacation pay loss contingency, were recorded in the fourth quarter of 1999.

        The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):


                                                                                 SELLING,
                                                                                GENERAL AND
                                                                   COST OF    ADMINISTRATIVE       OTHER
                                                                    SALES         EXPENSE         EXPENSE      TOTAL
                                                                    -----         -------         -------      -----
         Provisions and losses on the sales of
             closeout and irregular merchandise.................  $   83,300    $        --   $        --    $    83,300
         Impairment of European manufacturing facilities........          --         30,000            --         30,000
         Severance..............................................          --         30,600            --         30,600
         Debt guarantee.........................................          --             --        30,000         30,000
         Other asset write-downs and reserves...................     130,800          6,600        34,500        171,900
                                                                  ----------    -----------   -----------    -----------
                                                                  $  214,100    $    67,200   $    64,500    $   345,800
                                                                  ==========    ===========   ===========    ===========


        These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges remaining at December 29, 2001, cash charges total approximately $65,900,000 to be paid in 2002 and future years. The Company made cash payments related to the 1999 special charges aggregating $3,300,000 and $6,000,000 in 2000 and 1999, respectively. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--USE OF ESTIMATES."

        Following is a summary of the 1999 special charges and related reserve balances at January 1, 2000 (in thousands of dollars):


                                                                                                               RESERVE
                                                                    1999                          OTHER      BALANCE AT
                                                                   SPECIAL         CASH         ACTIVITY     JANUARY 1,
                                                                   CHARGES       PAYMENTS        IN 1999        2000
                                                                   -------       --------        -------        ----
         Provisions and losses on the sales of
             closeout and irregular merchandise.................  $   83,300    $        --   $    48,300    $    35,000
         Impairment of European manufacturing facilities........      30,000             --        30,000             --
         Severance..............................................      30,600             --            --         30,600
         Debt guarantee.........................................      30,000             --            --         30,000
         Other asset write-downs and reserves...................     171,900          6,000        93,800         72,100
                                                                  ----------    -----------   -----------    -----------
                                                                  $  345,800    $     6,000   $   172,100    $   167,700
                                                                  ==========    ===========   ===========    ===========


        Other activity in 1999 represents sales of closeout and irregular merchandise and assets written off.

        A rollforward of the 1999 special charges from January 1, 2000 through December 30, 2000 is presented below (in thousands of dollars):


                                                         RESERVE                                                 RESERVE
                                                       BALANCE AT                                              BALANCE AT
                                                       JANUARY 1,       CASH          INCOME           OTHER  DECEMBER 30,
                                                          2000        PAYMENTS       (EXPENSE)       ACTIVITY     2000
                                                          ----        --------       ---------       --------     ----
    Provisions and losses on the sales
         of closeout and irregular merchandise.......   $   35,000    $       --    $       --    $     30,100   $   4,900
    Severance........................................       30,600         2,000            --              --      28,600
    Debt guarantee...................................       30,000           700            --              --      29,300
    Other asset write-downs and reserves.............       72,100           600         9,000          40,000      22,500
                                                        ----------    ----------    ----------    ------------   ---------
                                                        $  167,700    $    3,300         9,000    $     70,100   $  85,300
                                                        ==========    ==========    ==========    ============   =========


        In the fourth quarter of 2000, the Company finalized certain reserves related to the 1999 special charges, resulting in a decrease to selling, general and administrative expenses aggregating $9,000,000.

        A rollforward of the 1999 special charges from December 30, 2000 through December 29, 2001 is presented below (in thousands of dollars):



                                                         RESERVE                                                 RESERVE
                                                       BALANCE AT                                              BALANCE AT
                                                      DECEMBER 30,      CASH          INCOME           OTHER  DECEMBER 29,
                                                          2000        PAYMENTS       (EXPENSE)       ACTIVITY     2001
                                                          ----        --------       ---------       --------     ----
    Provisions and losses on the sales
         of closeout and irregular merchandise.......   $    4,900    $       --    $       --    $      4,900   $      --
    Severance........................................       28,600            --            --              --      28,600
    Debt guarantee...................................       29,300            --            --              --      29,300
    Other asset write-downs and reserves.............       22,500            --            --          14,500       8,000
                                                        ----------    ----------    ----------    ------------   ---------
                                                        $   85,300    $       --            --    $     19,400   $  65,900
                                                        ==========    ==========    ==========    ============   =========

        Other activity in 2000 and 2001 primarily consists of inventory reserves which were relieved as the inventory was sold.

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



                                                                                  FUTURE                        TOTAL
                                                                                   CASH           NONCASH      CHARGES
                                                                                   ----           -------      -------


CLOSING  AND DISPOSAL OF U.S. MANUFACTURING AND DISTRIBUTION FACILITIES
         Loss on sale of facilities, improvements and equipment:
             Sewing and finishing..............................................  $         --    $   30,500    $   30,500
             Distribution facilities...........................................            --        36,100        36,100
             Impairment of mills to be sold....................................            --        75,400        75,400
             Lease residual guarantees.........................................        61,000            --        61,000
             Other equipment...................................................            --        29,600        29,600
                                                                                 ------------    ----------    ----------
                                                                                       61,000       171,600       232,600
         Severance costs.......................................................         8,400            --         8,400
         Other accruals........................................................         6,500         3,900        10,400
                                                                                 ------------    ----------    ----------
                                                                                       75,900       175,500       251,400
                                                                                 ------------    ----------    ----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND DISTRIBUTION FACILITIES
         Impairment of long lived assets.......................................            --        42,800        42,800
         Other accruals........................................................         1,300            --         1,300
                                                                                 ------------    ----------    ----------
                                                                                        1,300        42,800        44,100
                                                                                 ------------    ----------    ----------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT....................................        22,000            --        22,000
                                                                                 ------------    ----------    ----------

OTHER ASSET WRITE-DOWNS AND RESERVES
         Inventory valuation provisions........................................            --        49,800        49,800
         Other accruals........................................................        39,200        14,600        53,800
                                                                                 ------------    ----------    ----------
                                                                                       39,200        64,400       103,600
                                                                                 ------------    ----------    ----------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES OF FORMER
         SUBSIDIARIES..........................................................        12,600         8,000        20,600
                                                                                 ------------    ----------    ----------
                  Total pretax charges.........................................  $    151,000    $  290,700    $  441,700
                                                                                 ============    ==========    ==========

        Each of these categories is discussed below.

        During the three years ended December 31, 1997, the Company moved substantially all of its sewing and finishing operations to locations in the Caribbean and Central America as part of its strategy to reduce its cost structure and remain a low cost producer in the U.S. markets it serves. The Company closed or committed to cease operations at nine sewing and finishing facilities in 1997. Accordingly, the Company terminated 176 salaried and 6,975 production personnel related to closed operations. Terminated personnel were notified of their separation in 1997, and the plant closings and attendant personnel reductions were substantially completed in 1997. The decision to move substantially all of the Company's sewing and finishing operations outside the United States resulted in the need to realign certain other domestic manufacturing operations and required the Company to dispose of certain production equipment. The Company realigned its operations by shifting production at the remaining domestic and offshore locations (including contractors) in order to balance its production capabilities. Management committed to dispose of these sewing and finishing facilities in late November and December 1997 and had ceased production at eight of the nine facilities by January 2, 1999. Equipment has been substantially all sold or scrapped, and real estate is being sold. Impairment charges related to sewing and finishing facilities that the Company had not ceased operating at December 31, 1997 totaled $7,000,000. The redirection of the physical flow of goods in the Company's manufacturing processes prompted a reassessment of the Company's domestic distribution network. Management committed to dispose of certain distribution assets in December 1997. The Company had ceased operating at four of seven locations. Impairment charges related to distribution assets that the Company had not ceased operating at December 31, 1997 totaled $34,000,000. The Company's plans for further efficiencies in its manufacturing operations and its commitment to reduce the capital intensity of its business resulted in a decision to dispose of three of its U.S. based yarn mills. Management committed to dispose of these assets in December 1997. To avoid further impairment, the Company continued to operate these impaired mills as going concerns as efforts to sell them progress. Management expected to complete these asset sales in 1999. Impairment charges related to these yarn mills totaled $75,400,000. FAS 121 requires that all long-lived assets to be disposed of be measured at the lower of their carrying amount or estimated fair value, less estimated selling costs. It was originally the Company's intention to dispose of the facilities and equipment for which impairment charges have been recorded, and the Company believes it has the ability to dispose of the assets in less than 30 days from the time a buyer agrees to purchase the assets and still meet production and distribution needs. As a result of the offshore migration of its sewing and finishing operations and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. See "Lease Commitments." Charges related to loss on disposal of facilities, improvements and equipment totaled $232,600,000.

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

        The Company recorded charges for other asset write-downs and reserves totaling $103,600,000 comprised of the following (in millions of dollars).

                                                                                                                 OTHER
                                                                             TOTAL            ASSET          RESERVES AND
                                                                            CHARGES        WRITE-DOWN          ACCRUALS
                                                                            -------        ----------          --------
         Inventory obsolescence.........................................    $    10.1         $   10.1        $      --
         Inventory shrinkage............................................         19.5             19.5               --
         Inventory markdown.............................................         20.2             20.2               --
         Software costs.................................................          7.1               --              7.1
         Severance......................................................          6.1               --              6.1
         Professional fees..............................................          6.6               --              6.6
         Various contract commitments...................................         12.1               --             12.1
         Other charges..................................................         21.9              8.3             13.6
                                                                            ---------         --------        ---------
                                                                            $   103.6         $   58.1        $    45.5
                                                                            =========         ========        =========

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

        Contract commitment charges consisted of lease commitments on office space no longer occupied, minimum liabilities under royalty agreements whose sales minimums were not met, a loss on a firm commitment to purchase cloth in 1998, estimated fees to amend certain debt and lease covenants and, as a result of the European restructuring, estimated obligations to repay employment grants in Europe.

        Other charges totaling $21,900,000 consisted of an impairment write-down of goodwill along with accruals related to various asset valuation, state and local tax, financing and other issues related to the Company's world-wide restructuring efforts.

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

        The above charges were recorded in the accompanying Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                 SELLING,    IMPAIRMENT
                                                                GENERAL AND     WRITE
                                                      COST OF ADMINISTRATIVE   DOWN OF      OTHER   DISCOUNTED
                                                       SALES      EXPENSE     GOODWILL     EXPENSE  OPERATIONS     TOTAL
                                                       -----      -------     --------     -------  ----------     -----
Closing and disposal of U.S. manufacturing and
    distribution facilities.......................  $       --  $ 251,400   $       --   $      --   $       --  $ 251,400
Impairment of European manufacturing and
    distribution facilities.......................          --     44,100           --          --           --     44,100
Pro Player incentive compensation agreement.......          --         --           --          --       22,000     22,000
Other asset write-downs and reserves..............      47,800     36,500        4,600      11,800        2,900    103,600
Changes in estimates of retained liabilities of
    former subsidiaries...........................          --         --           --      20,600           --     20,600
                                                    ----------  ---------   ----------   ---------   ----------  ---------
                                                    $   47,800  $ 332,000   $    4,600   $  32,400   $   24,900  $ 441,700
                                                    ==========  =========   ==========   =========   ==========  =========

        These charges were based on management's best estimates of the potential market values, timing and costs related to the above actions. Of the special charges, cash charges totaled approximately $118,400,000 to be paid in 1998 and future years, $10,900,000 of which related to restructuring charges as defined by EITF No. 94-3. The Company paid $28,200,000, $20,900,000, $2,100,000 and
$600,000 of these cash charges in 1998, 1999, 2000 and 2001, respectively. Also, the Company finalized its estimate of certain of these special charges in 1998, 1999 and 2001. Approximately $62,300,000 is scheduled to be paid in 2002. A portion of the cash charges scheduled to be paid in 2002 represent liabilities subject to compromise under the bankruptcy laws. See "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--USE OF ESTIMATES."

        Following is a summary of the 1997 special charges and related reserve balances at December 31, 1997 (in thousands of dollars):




                                                                                                              RESERVE
                                                                    1997                          OTHER      BALANCE AT
                                                                   SPECIAL         CASH         ACTIVITY    DECEMBER 31,
                                                                   CHARGES       PAYMENTS        IN 1997        1997
                                                                   -------       --------        -------        ----

CLOSING AND DISPOSAL OF U.S. MANUFACTURING AND
DISTRIBUTION FACILITIES
   Loss on sale of facilities, improvements and equipment:
      Sewing, finishing and distribution facilities.............  $     66,600  $         --  $         --   $    66,600
      Impairment of mills to be sold............................        75,400            --            --        75,400
      Lease residual guarantees.................................        61,000            --            --        61,000
      Other equipment...........................................        29,600            --        22,100         7,500
                                                                  ------------  ------------  ------------   -----------
                                                                       232,600            --        22,100       210,500
   Severance costs..............................................         8,400            --            --         8,400
   Other accruals...............................................        10,400            --            --        10,400
                                                                  ------------  ------------  ------------   -----------
                                                                       251,400            --        22,100       229,300
                                                                  ------------  ------------  ------------   -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
   Impairment of long lived assets..............................        42,800            --        42,800            --
   Other accruals...............................................         1,300            --            --         1,300
                                                                  ------------  ------------  ------------   -----------
                                                                        44,100            --        42,800         1,300
                                                                  ------------  ------------  ------------   -----------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT.....................        22,000            --            --        22,000
                                                                  ------------  ------------  ------------   -----------

OTHER ASSET WRITE-DOWNS AND RESERVES
   Inventory valuation provisions...............................        49,800            --            --        49,800
   Other accruals...............................................        53,800         7,400         9,200        37,200
                                                                  ------------  ------------  ------------   -----------
                                                                       103,600         7,400         9,200        87,000
                                                                  ------------  ------------  ------------   -----------
CHANGES IN ESTIMATES OF RETAINED LIABILITIES
   OF FORMER SUBSIDIARIES.......................................        20,600            --         8,000        12,600
                                                                  ------------  ------------  ------------   -----------
         Total pretax charges...................................  $    441,700  $      7,400  $     82,100   $   352,200
                                                                  ============  ============  ============   ===========

        Other activity in 1997 represented assets written off.

        A rollforward of the 1997 special charges through January 2, 1999 is presented below (in thousands of dollars):



                                                         RESERVE                                                   RESERVE
                                                       BALANCE AT       CASH         INCOME         OTHER        BALANCE AT
                                                      DECEMBER 31,    PAYMENTS      (EXPENSE)     ACTIVITY       JANUARY 2,
                                                          1997         IN 1998       IN 1998       IN 1998          1999
                                                          ----         -------       -------       -------          ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
AND DISTRIBUTION FACILITIES
   Loss on sale of facilities, improvements and equipment:
       Sewing, finishing and distribution facilities.   $   66,600   $       100   $        --   $      6,400  $    60,100
       Impairment of mills to be sold................       75,400            --            --             --       75,400
       Lease residual guarantees.....................       61,000            --            --             --       61,000
       Other equipment...............................        7,500            --            --          1,300        6,200
                                                        ----------   -----------   -----------   ------------  -----------
                                                           210,500           100            --          7,700      202,700
   Severance costs...................................        8,400         5,100         3,100             --          200
   Other accruals....................................       10,400         5,800         1,000          1,200        2,400
                                                        ----------   -----------   -----------   ------------  -----------
                                                           229,300        11,000         4,100          8,900      205,300
                                                        ----------   -----------   -----------   ------------  -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
   Impairment of long lived assets...................           --            --            --             --           --
   Other accruals....................................        1,300            --            --            200        1,100
                                                        ----------   -----------   -----------   ------------  -----------
                                                             1,300            --            --            200        1,100
                                                        ----------   -----------   -----------   ------------  -----------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT..........       22,000            --        22,000             --           --
                                                        ----------   -----------   -----------   ------------  -----------

OTHER ASSET WRITE-DOWNS AND RESERVES
   Inventory valuation provisions....................       49,800            --         5,900         43,900           --
   Other accruals....................................       37,200        16,700         5,300          3,900       11,300
                                                        ----------   -----------   -----------   ------------  -----------
                                                            87,000        16,700        11,200         47,800       11,300
                                                        ----------   -----------   -----------   ------------  -----------
CHANGES IN ESTIMATES OF RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................       12,600           500         1,500             --       10,600
                                                        ----------   -----------   -----------   ------------  -----------
       Total pretax charges..........................   $  352,200   $    28,200   $    38,800   $     56,900  $   228,300
                                                        ==========   ===========   ===========   ============  ===========

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

        Cost of sales.................................................................    $   6,900
        Selling, general and administrative expenses..................................        8,400
        Other expenses................................................................        1,500
        Discontinued operations.......................................................       22,000
                                                                                          ---------
               Total..................................................................    $  38,800
                                                                                          =========


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

        A rollforward of the 1997 special charges through January 1, 2000 is presented below (in thousands of dollars):


                                                         RESERVE                                                   RESERVE
                                                       BALANCE AT       CASH         INCOME         OTHER        BALANCE AT
                                                       JANUARY 2,     PAYMENTS      (EXPENSE)     ACTIVITY       JANUARY 1,
                                                          1999         IN 1999       IN 1999       IN 1999          2000
                                                          ----         -------       -------       -------          ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
AND DISTRIBUTION FACILITIES
   Loss on sale of facilities,
       improvements and equipment:
       Sewing, finishing and distribution facilities.   $   60,100   $       200   $    10,200   $     24,100  $    25,600
       Impairment of mills to be sold................       75,400            --            --         62,000       13,400
       Lease residual guarantees.....................       61,000        14,900            --        (8,100)       54,200
       Other equipment...............................        6,200            --            --            100        6,100
                                                        ----------   -----------   -----------   ------------  -----------
                                                           202,700        15,100        10,200         78,100       99,300
   Severance costs...................................          200            --            --             --          200
   Other accruals....................................        2,400           500            --             --        1,900
                                                        ----------   -----------   -----------   ------------  -----------
                                                           205,300        15,600        10,200         78,100      101,400
                                                        ----------   -----------   -----------   ------------  -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
   Impairment of long lived assets...................           --            --            --             --           --
   Other accruals....................................        1,100            --            --            900          200
                                                        ----------   -----------   -----------   ------------  -----------
                                                             1,100            --            --            900          200
                                                        ----------   -----------   -----------   ------------  -----------
PRO PLAYER INCENTIVE COMPENSATION AGREEMENT..........           --            --            --             --           --
                                                        ----------   -----------   -----------   ------------  -----------

OTHER ASSET WRITE-DOWNS AND RESERVES
   Inventory valuation provisions....................           --            --            --             --           --
   Other accruals....................................       11,300         4,800           100          2,200        4,200
                                                        ----------   -----------   -----------   ------------  -----------
                                                            11,300         4,800           100          2,200        4,200
                                                        ----------   -----------   -----------   ------------  -----------
CHANGES IN ESTIMATES OF RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................       10,600           500            --            800        9,300
                                                        ----------   -----------   -----------   ------------  -----------
       Total pretax charges..........................   $  228,300   $    20,900   $    10,300   $     82,000  $   115,100
                                                        ==========   ===========   ===========   ============  ===========


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

        A rollforward of the 1997 special charges through December 30, 2000 is presented below (in thousands of dollars):


                                                         RESERVE                                                   RESERVE
                                                       BALANCE AT       CASH         INCOME         OTHER        BALANCE AT
                                                       JANUARY 1,     PAYMENTS      (EXPENSE)     ACTIVITY      DECEMBER 30,
                                                          2000         IN 2000       IN 2000       IN 2000          2000
                                                          ----         -------       -------       -------          ----
CLOSING AND DISPOSAL OF U.S. MANUFACTURING
AND DISTRIBUTION FACILITIES
   Loss on sale of facilities, improvements
       and equipment:
       Sewing, finishing and distribution
         facilities..................................   $   25,600   $        --   $       400   $      2,000  $    23,200
       Impairment of mills to be sold................       13,400            --            --             --       13,400
       Lease residual guarantees.....................       54,200            --            --             --       54,200
       Other equipment...............................        6,100            --            --             --        6,100
                                                        ----------   -----------   -----------   ------------  -----------
                                                            99,300            --           400          2,000       96,900
   Severance costs...................................          200            --            --             --          200
   Other accruals....................................        1,900            --            --             --        1,900
                                                        ----------   -----------   -----------   ------------  -----------
                                                           101,400            --           400          2,000       99,000
                                                        ----------   -----------   -----------   ------------  -----------
IMPAIRMENT OF EUROPEAN MANUFACTURING AND
   DISTRIBUTION FACILITIES
   Impairment of long lived assets...................           --            --            --             --           --
   Other accruals....................................          200            --            --            200           --
                                                        ----------   -----------   -----------   ------------  -----------
                                                               200            --            --            200           --
                                                        ----------   -----------   -----------   ------------  -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
       Other accruals................................        4,200         1,600           400            100        2,100
                                                        ----------   -----------   -----------   ------------  -----------
                                                             4,200         1,600           400            100        2,100
                                                        ----------   -----------   -----------   ------------  -----------
CHANGES IN ESTIMATES OF RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................        9,300           500            --             --        8,800
                                                        ----------   -----------   -----------   ------------  -----------
       Total pretax charges..........................   $  115,100   $     2,100   $       800   $      2,300  $   109,900
                                                        ==========   ===========   ===========   ============  ===========

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

        A rollforward of the 1997 special charges through December 29, 2001 is presented below (in thousands of dollars):



                                                         RESERVE                                                   RESERVE
                                                       BALANCE AT       CASH         INCOME         OTHER        BALANCE AT
                                                      DECEMBER 30,    PAYMENTS      (EXPENSE)     ACTIVITY      DECEMBER 29,
                                                          2000         IN 2001       IN 2001       IN 2001          2001
                                                          ----         -------       -------       -------          ----

CLOSING AND DISPOSAL OF U.S. MANUFACTURING
AND DISTRIBUTION FACILITIES
   Loss on sale of facilities, improvements
       and equipment:
       Sewing, finishing and distribution
         facilities..................................   $   23,200   $        --   $        --   $     17,400  $     5,800
       Impairment of mills to be sold................       13,400            --            --          8,400        5,000
       Lease residual guarantees.....................       54,200            --            --             --       54,200
       Other equipment...............................        6,100            --            --          2,600        3,500
                                                        ----------   -----------   -----------   ------------  -----------
                                                            96,900            --            --         28,400       68,500
   Severance costs...................................          200            --           200             --           --
   Other accruals....................................        1,900            --         1,900             --           --
                                                        ----------   -----------   -----------   ------------  -----------
                                                            99,000            --         2,100         28,400       68,500
                                                        ----------   -----------   -----------   ------------  -----------
OTHER ASSET WRITE-DOWNS AND RESERVES
       Other accruals................................        2,100            --         2,000            100           --
                                                        ----------   -----------   -----------   ------------  -----------
                                                             2,100            --         2,000            100           --
                                                        ----------   -----------   -----------   ------------  -----------
CHANGES IN ESTIMATES OF RETAINED
   LIABILITIES OF FORMER SUBSIDIARIES................        8,800           600            --            200        8,000
                                                        ----------   -----------   -----------   ------------  -----------
       Total pretax charges..........................   $  109,900   $       600   $     4,100   $     28,700  $    76,500
                                                        ==========   ===========   ===========   ============  ===========



        Other activity in 2001 consists primarily of disposal of property, plant and equipment. During 2001, the Company finalized certain estimates related to the 1997 special charges, resulting in reductions in 2001 consolidation costs of $4,100,000.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of money market funds, overnight deposits or Eurodollar deposits) totaling $105,500,000 and $68,300,000 were included in cash and cash equivalents at December 29, 2001 and December 30, 2000, respectively. These investments were carried at cost, which approximated quoted market value.

SALE OF ACCOUNTS RECEIVABLE

        Effective with its bankruptcy filing, the Company terminated its accounts receivable securitization agreement. Consequently, none of the Company's trade receivables were securitized at December 29, 2001 or at December 30, 2000. Under the agreement, the Company was able to sell up to a $275,000,000 undivided interest in a defined pool of its trade accounts receivable. The discount and fees under this agreement were variable based on the general level of interest rates. Rates ranged from 4.55% to 9.47% during 1999, on the amount of the undivided interest sold plus certain administrative and servicing fees typical in such transactions. These costs totaled approximately $8,800,000 in 1999 and were charged to Other expense--net in the accompanying Consolidated Statement of Operations.

LONG-TERM DEBT
(IN THOUSANDS OF DOLLARS)



                                                                                            DECEMBER 29,    DECEMBER 30,
                                                                        INTEREST RATE           2001            2000
                                                                        -------------           ----            ----
Senior Secured
   DIP Facility......................................................       Variable(1)    $           --  $     100,000
   Capitalized lease obligations, maturing 2001-2017(2)..............        2.80-7.74%            30,900         32,800
   Bank Credit Agreement, maturing 2001-2002(3)......................       Variable(4)           646,700        645,700
   Nonredeemable fixed rate debt, maturing 2003(3)(5)................             6.61%           149,700        149,600
   Fixed rate debt, maturing 2011(3)(6)..............................            12.60%            82,600         80,500
   Nonredeemable fixed rate debt, maturing 2023(3)(7)................             7.49%           148,200        148,100
                                                                                           --------------  -------------
      Total Senior Secured...........................................                           1,058,100      1,156,700
                                                                                           --------------  -------------
Senior Unsecured
   Fixed rate debt, maturing 2006(8).................................             9.03%           248,500        248,500
                                                                                           --------------  -------------
Total debt...........................................................                           1,306,600      1,405,200
   Less current maturities...........................................                            (647,400)      (746,400)
   Less liabilities subject to compromise............................                            (248,500)      (248,500)
                                                                                           --------------  -------------
Total long-term debt.................................................                      $      410,700  $     410,300
                                                                                           ==============  =============



(1) Interest ranged from 6.08% to 9.23% during 2001 and ranged from 8.28% to 10.50% during 2000. The weighted average interest rate at December 29, 2001 was approximately 7.32%. There were no borrowings outstanding at December 29, 2001.

(2) Represents the principal portion on capitalized lease obligations. The capitalized leases are secured by the related property under lease.

(3) The obligations of the Company under the Bank Credit Agreement are guaranteed by and collateralized with certain assets of the Debtors. Certain fixed rate obligations share this security pari passu with the Bank Credit Agreement.

(4) Interest ranged from 6.00% to 10.25% during 2001 and 9.75% to 10.75% during 2000. The weighted average interest rate for borrowings outstanding at December 29, 2001 was approximately 8.28%.

(5) Net of unamortized discount of $300 and $400 in fiscal 2001 and 2000, respectively (nominal rate 6.5%).

(6) Net of unamortized discount of $42,400 and $44,500 in fiscal 2001 and 2000, respectively (nominal rate 7%).

(7) Net of unamortized discount of $1,800 and $1,900 in fiscal 2001 and 2000 (nominal rate 7.375%).

(8) Net of unamortized discount of $1,500 (nominal rate 8.875%). This obligation is considered a liability subject to compromise.

        FTL Inc. and substantially all of its subsidiaries, as debtors-in-possession, are parties to a Postpetition Credit Agreement dated as of December 29, 1999 (the "DIP Facility") with Bank of America as agent. The DIP Facility as originally approved by the Bankruptcy Court included a total commitment of $625,000,000 comprised of revolving notes of $475,000,000 and a term note of $150,000,000. In March 2001, the Company requested and the DIP lenders and Bankruptcy Court approved a voluntary reduction of the total commitment to $450,000,000, comprised of a $350,000,000 revolver facility and a $100,000,000 term loan. Letter of Credit obligations under the revolver portion of the DIP Facility were limited to $175,000,000. In December 2001, the Company requested and the DIP lenders and Bankruptcy Court approved a voluntary reduction of the total commitment, comprised entirely of a $150,000,000 revolver facility. Letter of Credit obligations under the revolver portion of the DIP Facility are limited to $125,000,000.

        The DIP Facility is intended to provide the Company with the cash and liquidity to conduct its operations and pay for merchandise shipments at normal levels during the course of the Reorganization Cases. As part of the initial funding, approximately $152,300,000 was used to retire the Company's Accounts Receivable Securitization arrangement, and approximately $10,200,000 was used to pay payroll and payroll taxes, bank and professional fees, and purchase inventory. In addition, $63,800,000 and $33,100,000 of letters of credit were issued under the DIP Facility at December 29, 2001 and December 30, 2000, respectively, primarily to secure various insurance, trade, debt and other obligations, of which approximately $16,400,000 and $15,800,000 are reflected in the accompanying consolidated balance sheet as of December 29, 2001 and December 30, 2000, respectively.

        Loans made under the DIP Facility revolving and term notes bear interest, at FTL Inc.'s option, at the prime rate (4.75% at December 29, 2001) plus 1.0% or the LIBOR rate (1.9% at December 29, 2001) plus 2.5%.

        The maximum borrowings, excluding the term commitments, under the DIP Facility are limited to 85% of eligible accounts receivable, 50% to 65% of eligible raw material and finished goods inventory. Qualification of accounts receivable and inventory items as "eligible" is subject to unilateral change at the discretion of the lenders.

        The lenders under the DIP Facility have a super-priority administrative expense claim against the estates of the Debtors. The DIP Facility, as amended, expires on June 30, 2002. The DIP Facility is secured by substantially all of the assets of FTL Ltd. and its subsidiaries and a perfected pledge of stock of substantially all FTL Ltd.'s subsidiaries, including those subsidiaries that did not file Chapter 11. The DIP Facility contains restrictive covenants including, among other things, the maintenance of minimum earnings before interest, taxes, depreciation and amortization and restructuring expenses as defined ("EBITDAR"), limitations on the incurrence of additional indebtedness, liens, contingent obligations, sale of assets, capital expenditures and a prohibition on paying dividends.

        Prior to Chapter 11, the Bank Credit Agreement provided the Company with a $660,000,000 line of credit which consists of a $600,000,000 revolving line of credit and a $60,000,000 Term Loan. In addition to the borrowed amounts reflected above, at December 30, 2000, $1,100,000, of letters of credit was outstanding under the Bank Credit Agreement. No letters of credit were outstanding under the Bank Credit Agreement at December 29, 2001. The letters of credit were issued to secure various insurance, debt and other obligations and all such obligations are reflected in the accompanying Consolidated Balance Sheet. As of the Petition Date and subject to the adequate protection order approved by the Bankruptcy Court, borrowings outstanding under the Bank Credit Agreement bear interest at the prime rate (4.75% at December 29, 2001) plus 1.25%.

        At December 29, 2001 and December 30, 2000, approximately $7,800,000 and $8,200,000, respectively, of letters of credit were issued under additional letter of credit facilities from the Company's bank lenders, to secure various insurance, debt, trade and other obligations, $5,000,000 of which is reflected in the accompanying Consolidated Balance Sheet at both December 29, 2001 and December 30, 2000.

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

        The aggregate amount of scheduled annual maturities of long-term debt for each of the next five years is: $647,400,000 in 2002; $152,000,000 in 2003;
$2,000,000 in 2004; $2,000,000 in 2005 and $252,000,000 in 2006.

        Cash payments of interest on debt were $96,500,000, $95,900,000, and $98,200,000 in 2001, 2000 and 1999, respectively. These amounts exclude immaterial amounts of interest capitalized.

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

         Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtors.

                                                                                           DECEMBER 29,     DECEMBER 30,
                                                                                               2001             2000
                                                                                               ----             ----
                                                                                              (IN THOUSANDS OF DOLLARS)

         8.875% Unsecured Senior Notes............................................      $      248,500     $     248,500
         Trade accounts payable...................................................              96,400            97,200
         Environmental and product liability......................................              31,400            33,800
         Accrued severance........................................................              27,900            27,900
         Deferred compensation accrual............................................              10,200            14,300
         Discontinued operations..................................................              33,800            13,900
         Other....................................................................              49,900           119,000
                                                                                        --------------     -------------
                                                                                        $      498,100     $     554,600
                                                                                        ==============     =============

         As a result of the Reorganization Cases, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

FINANCIAL INSTRUMENTS

         During 1996, the Company entered into interest rate swaps to help manage its interest rate exposures and its mix of fixed and floating interest rates. The Company was party to an interest rate swap contract for $50,000,000 which expired in 1999 that had the effect of converting floating rate debt based on three month LIBOR rates into fixed rate debt.

         The fair values of financial guarantees and letters of credit approximate the face value of the underlying instruments.

         The fair value of the Company's total long-term debt is estimated at $819,100,000 and $615,700,000 at December 29, 2001 and December 30, 2000,
respectively, based upon quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements, and taking into consideration the underlying terms of the debt and management's estimate of the effects of the Chapter 11 filing on the fair value of its long-term debt. Such fair value estimates reflect a deficit of $487,500,000 and $789,500,000 as compared to the carrying value of debt at December 29, 2001 and December 30, 2000, respectively.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to most major discount and mass merchandisers, wholesale clubs and screen printers as well as many department, specialty, drug and variety stores, national chains, supermarkets and sports specialty stores. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. The Company's ten largest customers accounted for approximately 57.9% and 53.5% of net sales in 2001 and 2000, respectively, and approximately 42.2% and 42.1% of accounts receivable at December 29, 2001 and December 30, 2000, respectively. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited.

         On January 22, 2002, Kmart Corporation and certain of its affiliates (collectively, "Kmart") filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois. Kmart was Fruit of the Loom's second largest customer, as a percentage of Net sales, in each of the three years in the period ended

December 29, 2001. The collectability of accounts receivable from Kmart and the prospects for future business with Kmart cannot be estimated at this time. The effect of Kmart's Chapter 11 cases on Reorganized Fruit of the Loom's future performance cannot be predicted at this time.

CONTINGENT LIABILITIES

         The Company and its subsidiaries are involved in certain legal proceedings and have retained liabilities, including certain environmental liabilities such as those under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, its regulations and similar state statutes ("Superfund Legislation"), in connection with the sale of certain operations. The Company's indirect subsidiary, NWI Land Management Corp. ("NWI"), is responsible for several sites that require varying levels of inspection, maintenance, environmental monitoring and remedial or corrective action. Reserves for estimated losses from environmental remediation obligations generally are recognized no earlier than the completion of the remedial feasibility study. The Company has established procedures to evaluate potential remedial liabilities and routinely reviews and evaluates sites requiring remediation, giving consideration to the nature, extent and number of years of the Company's alleged connection with the site. The Company's retained liability reserves as of December 29, 2001 are set forth in the table below. The reserves consist primarily of certain environmental and product liability reserves of $29,400,000 and $2,000,000, respectively. The Company's retained liability reserves principally pertain to seven sites owned by NWI and environmental management costs for those owned sites. Anticipated direct site expenditures associated with the owned sites represent approximately 63% of the total reserves, and approximately $3,400,000 is reserved for the long-term professional management.

         The Company and NWI are parties to prepetition indemnity agreements ("Indemnity Agreements") with certain parties ("Indemnified Parties") whereby the Company or NWI is contractually liable to indemnify the Indemnified Parties, for certain environmental costs and expenses related to the seven sites owned by NWI and certain other sites owned or operated by such Indemnified Parties, and third party sites at which the Indemnified Parties conducted or arranged for disposal activities. The retained liability reserves relative to the prepetition Indemnity Agreements (other than the seven properties owned by NWI) comprise approximately $7,500,000 or 26% of the retained liability reserves.

         On March 14, 2001, the Bankruptcy Court entered an order rejecting certain of the prepetition Indemnity Agreements. The Company and NWI are reviewing and considering rejection of other prepetition Indemnity Agreements and related prepetition Agreements.

         The Company has certain amounts of environmental and other insurance that may cover expenditures in connection with environmental sites and product liabilities. The Company, on October 28, 1997, filed suit against numerous insurance carriers seeking reimbursement for past and future remedial, defense and tort claim costs at a number of sites. Carriers in this matter have denied coverage and are defending against the Company's claims. In the fourth quarter of 1999, the Company entered into a settlement agreement with certain of the insurance carriers. As a result of the settlement agreement, the Company received $13,700,000 that has been recorded as a reduction of Other expense in the accompanying Consolidated Statement of Operations. The Company continues to pursue its claims against the remaining insurance carriers. During 1998, the Company purchased insurance coverage for potential cleanup cost expenditures above the level of the then current environmental reserves up to an aggregate liability of $100,000,000 in insured costs for certain sites with on-going remediation, pollution liability coverage for claims arising from pollution conditions at owned locations including continuing operations, sold facilities and non-owned sites and product liability coverage for claims arising from products manufactured by the sold operations.

         Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost as reflected in the reserves are calculated in current dollars is inflated at 2.0% until the expected time of payment and then discounted to present value at 7.5%. The undiscounted aggregate costs to be paid subsequent to December 29, 2001 for environmental liabilities are estimated at approximately $37,400,000. None of the product liability reserves for future expenditures have been inflated or discounted. Management believes that adequate reserves have been established to cover potential claims based on facts currently available and current Superfund Legislation. However, determination of the Company's responsibility at a particular site and the method and ultimate cost of remediation require a number of assumptions which make estimates inherently difficult, and the ultimate outcome may differ from current estimates. Current estimates of payments before recoveries by year for the next five years and thereafter are noted below (in thousands of dollars). The reserves are reduced by cash expenditures incurred at specific sites or product cases.

         YEAR                                                            ENVIRONMENTAL           PRODUCT        TOTAL
         ----                                                            -------------           -------        -----

         2002    .....................................................      $   2,900        $     500         $   3,400
         2003    .....................................................          3,500              500             4,000
         2004    .....................................................          2,100              300             2,400
         2005    .....................................................          2,100              300             2,400
         2006    .....................................................          2,800              200             3,000
         Thereafter...................................................         16,000              200            16,200
                                                                            ---------        ---------         ---------
                 Total................................................      $  29,400        $   2,000         $  31,400
                                                                            =========        =========         =========


         The Company has provided the foregoing information in accordance with Staff Accounting Bulletin 92 and Statement of Position 96-1. Owners and operators of hazardous waste sites, generators and transporters of hazardous wastes are subject to claims brought by State and Federal regulatory agencies under Superfund Legislation and by private citizens under Superfund Legislation and common law theories. Since 1982, the United States Environmental Protection Agency (the "EPA") has actively sought compensation for response costs and remedial action at disposal locations from liable parties under the Superfund Legislation, which authorizes such action by the EPA regardless of fault, legality of original disposal or ownership of a disposal site. The EPA's activities under the Superfund Legislation can be expected to continue during 2002 and future years.

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of up to $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction were commercially reasonable. The total amount guaranteed is $59,300,000 as of December 29, 2001. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000, 2001 and 2002 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation.

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

         On May 30, 2000, Mr. Farley commenced an adversary proceeding against Fruit of the Loom in the Bankruptcy Court, Farley v. Fruit of the Loom, Inc., Case No. 99-04497, Adv. Proc. No. 00-646 (D. Del.) (the "Remedies Proceeding"). The Remedies Proceeding seeks a declaratory judgment that Mr. Farley is a third-party beneficiary of certain documents with respect to Fruit of the Loom's guarantee of the Farley loan, and thus those documents cannot be altered without his consent. Mr. Farley seeks a judgment that Fruit of the Loom is foreclosed from seeking reimbursement for payments made by Fruit of the Loom to the Farley lenders pursuant to the Farley guaranty until the Farley lenders are paid in full. Fruit of the Loom has filed an answer and counterclaim seeking, among other things, a determination that Mr. Farley is in breach of his reimbursement obligations to Fruit of the Loom and a judgment requiring him to specifically perform his obligations under the reimbursement agreement.

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

         On September 7, 2000, the reference for all three adversary proceedings involving Fruit of the Loom and Mr. Farley was withdrawn to the United States District Court for the District of Delaware and was assigned to Chief Judge Robinson, effective September 27, 2000. Discovery has commenced with respect to all of the adversary proceedings.

         On or about October 27, 2000, the Farley lenders commenced an action in the Supreme Court for the State of New York, County of New York, Bank of America, N.A. v. William F. Farley, Index No. 001604685, against Mr. Farley to enforce his obligations to the Farley lenders. On December 8, 2000, this action was removed to the United States District Court for the Southern District of New York. The Farley lenders assert that Mr. Farley is in default under the Farley loan agreements and seek repayment of the Farley loan pursuant to the loan agreements in an amount equal to approximately $60,000,000. On December 28, 2001, the District Court granted summary judgment in favor of the Farley Lenders, and on February 4, 2002, the District Court awarded judgment in favor of the Farley Lenders in the amount of $59,900,000. Mr. Farley has filed a notice of appeal.

         The Company has negotiated grants from the governments of the Republic of Ireland, Northern Ireland and Germany. The grants are being used for employee training, the acquisition of property and equipment and other governmental business incentives such as general employment. At December 29, 2001, the Company had a contingent liability to repay, in whole or in part, grants received of approximately $4,800,000 in the event that the Company does not meet defined average employment levels or terminates operations in the Republic of Ireland. During 2001, all remaining restrictions lapsed on grants received in Northern Ireland and Germany. Accordingly, the Company no longer has a contingent liability to repay grants received of approximately $15,800,000.

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

         In March, April and May 2000, nine putative class actions were filed on behalf of all those who purchased Fruit of the Loom, Inc. Class A common stock between September 28, 1998 and November 4, 1999 against William F. Farley and G. William Newton, each of whom is a current or former officer of Fruit of the Loom, in the United States District Court for the Western District of Kentucky. The actions allege that the defendants violated section 10(b) of the Act, and that Mr. Farley is also liable under Section 20(a) of the Act. The nine putative class action lawsuits have been consolidated under Bernard Fidel v. William Farley, et al., Civil Action No. 1:00 CV-48M (W.D. Ky.), filed on March 22, 2000. A motion to dismiss the complaint filed by the defendants was denied. Discovery has commenced in this proceeding.

         Management believes that the suit is without merit, and management and the Company intend to defend it vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

LEASE COMMITMENTS

         The Company and its subsidiaries lease certain manufacturing, warehousing, and other facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

         In September 1994, the Company entered into a five-year operating lease agreement with two automatic annual renewal options, primarily for certain machinery and equipment. The total cost of the assets covered by the lease is $144,600,000. Additional liquidity of $30,400,000 expired unused on March 31, 1999. The total amount outstanding under this lease is $87,600,000 at December 29, 2001 and December 30, 2000, respectively. The lease provides for a substantial residual value guarantee by the Company at the end of the initial lease term and includes purchase and renewal options at fair market values. The table of future minimum operating lease payments that follows excludes any payment related to the residual value guarantee that is due upon termination of the lease. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. The Company is obligated to pay the difference between the maximum amount of the residual value guarantee and the fair market value of the equipment at the termination of the lease. As a result of the migration of its sewing and finishing operations to the Caribbean and Central America and related decisions to close or dispose of certain manufacturing and distribution facilities, the Company evaluated its operating lease structure and the ability of the lessor to recover its costs in the used equipment market and concluded that residual values guaranteed by the Company will be substantially in excess of fair market values. Accordingly, a provision of $61,000,000 was included in the 1997 special charges. Pursuant to the Third Amended Reorganization Plan, this equipment lease is being treated as a Class 2 Claim, and the lessors shall receive distribution in accordance with the Third Amended Reorganization Plan and the lease cancelled.

         Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 29, 2001 (in thousands of dollars):

                                                                                         CAPITALIZED          OPERATING
                                                                                           LEASES              LEASES
                                                                                           ------              ------
FISCAL YEAR
   2002.........................................................................       $        2,500     $       8,700
   2003........................................................................                 2,500             6,400
   2004.........................................................................                2,500             3,700
   2005.........................................................................                2,500             1,600
   2006.........................................................................                2,500               600
   Years subsequent to 2006.....................................................               32,000             1,700
                                                                                       --------------     -------------
Total minimum lease payments....................................................               44,500     $      22,700
                                                                                                          =============
Imputed interest................................................................              (13,600)
                                                                                       --------------
Present value of minimum capitalized lease payments.............................               30,900
Current portion.................................................................                  800
                                                                                       --------------
Long-term capitalized lease obligations.........................................       $       30,100
                                                                                       ==============

         Assets recorded under capital leases are included in Property, Plant and Equipment as follows (in thousands of dollars):

                                                                                        DECEMBER 29,       DECEMBER 30,
                                                                                            2001               2000
                                                                                            ----               ----

Land  ..........................................................................       $        6,200     $       7,100
Buildings, structures and improvements..........................................               15,700            15,600
Machinery and equipment.........................................................                3,100               700
                                                                                       --------------     -------------
                                                                                               25,000            23,400
Accumulated amortization........................................................              (12,300)           (8,600)
                                                                                       --------------     -------------
                                                                                       $       12,700     $      14,800
                                                                                       ==============     =============

         Rental expense for operating leases amounted to $21,300,000, $30,200,000, and $46,100,000 in 2001, 2000 and 1999, respectively.

STOCK PLANS

         The Third Amended Reorganization Plan provides no distribution to holders of FTL Ltd. Class A Ordinary Shares. Under the Third Amended Reorganization Plan, all outstanding Class A Ordinary Shares would be deregistered under the Securities Exchange Act of 1934, as amended, and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd. Consequently, the Company's compensation plans based on Class A Ordinary Shares have no incentive value. The Company has options and restricted stock units remaining outstanding under these plans totaling approximately 2,900,000 shares as of December 29, 2001. Activity in the plans since the Petition Date has consisted of expirations and cancellations; no new awards have been granted, nor have any been exercised. With exercise prices ranging from $3.06 to $42.00, all outstanding options and restricted stock units have been out of the money since January 2000.

MINORITY INTEREST

         In connection with the Cayman Reorganization, all outstanding shares of Class A common stock of FTL Inc. were automatically converted into Class A ordinary shares of FTL Ltd., and all outstanding shares of Class B common stock of FTL Inc. were automatically converted into shares of exchangeable participating preferred stock of FTL Inc. (the "FTL Inc. Preferred Stock"). The holders of the FTL Inc. Preferred Stock also received, in the aggregate, four Class B redeemable ordinary shares of FTL Ltd. The minority interest resulting from issuance of the FTL Inc. Preferred Stock has been recorded based on the liquidation preference of $71,700,000. Holders of the FTL Inc. Preferred Stock will receive no distribution under the Reorganization Plan if approved. The Disclosure Statement filed on February 4, 2002 did not provide any recovery to FTL Ltd.'s equity security holders. Accordingly, management expects that current equity security holders (common or preferred stock) will not receive any distribution under any reorganization plan as a result of the issuance of new equity to existing creditors.

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

         The fixed dividend on the FTL Inc. Preferred Stock of 4.5% of the liquidation preference of $71,700,000 equals $3,200,000 on an annual basis. In addition, preferred stockholders participate in FTL Inc.'s earnings after provision for the fixed preferred stock dividend. Participation in earnings is determined as the ratio of preferred shares outstanding to the total of preferred and common shares outstanding (7.2% at December 29, 2001 and December 30, 2000). Preferred stockholder participation in losses is limited to the preferred stockholders' prior participation in earnings. Because FTL Inc. reported losses throughout 2001, 2000 and 1999, the minority interest participation was limited to the fixed preferred dividends of $3,200,000 in 2001 and 2000 and $2,700,000 in 1999. The Company paid no dividends in 2000 and paid dividends in 1999 aggregating $1,900,000 to the holders of the FTL Inc. Preferred Stock. The Company ceased paying dividends on the FTL Inc. Preferred Stock subsequent to the third quarter of 1999.

STOCKHOLDERS' DEFICIT

         The Third Amended Reorganization Plan provides no recovery to FTL Ltd. equity security holders. The Class A Ordinary Shares will be deregistered under the Securities Exchange Act of 1934, as amended, current holders will receive no distribution with respect to FTL Ltd. equity securities (common or preferred stock), and the dissolution of FTL Ltd. will automatically extinguish all the issued shares of FTL Ltd.

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

         The FTL Ltd. Class B shares held by Mr. Farley will be redeemed by FTL Ltd. in the following instances:

                  (i) upon exchange by Mr. Farley of any FTL Inc. Preferred Stock held by Mr. Farley for FTL Ltd. Class A shares pursuant to the terms thereof, FTL Ltd. shall redeem a proportionate number of whole or fractional FTL Ltd. Class B shares equal to the percentage of outstanding shares of FTL Inc. Preferred Stock so exchanged by Mr. Farley at a redemption price per FTL Ltd. Class B share equal to the closing price on the NYSE of an FTL Ltd. Class A share on the last trading day prior to the redemption date (the "Redemption Price").

                  (ii) upon redemption of all of the FTL Inc. Preferred Stock held by Mr. Farley by FTL Inc. pursuant to the terms thereof, FTL Ltd. shall redeem all of the FTL Ltd. Class B shares at a price equal to the Redemption Price.

                  (iii) upon transfer by Mr. Farley to a non-affiliate of Mr. Farley of any shares of FTL Inc. Preferred Stock or FTL Inc. common stock received upon conversion thereof, a proportionate number of whole or fractional FTL Ltd. Class B shares equal to the percentage of outstanding shares of FTL Inc. Preferred Stock and/or such FTL Inc. common stock which are transferred by Mr. Farley shall be redeemed by FTL Ltd. at a price equal to the Redemption Price.

Restrictions on Transfer

         The FTL Ltd. Class B shares are not transferable by the holders thereof except to affiliates of Mr. Farley. The FTL Ltd. Class A shares contain no restrictions on transfer.

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

         The components of other comprehensive income are as follows (in thousands of dollars):

                                                                                  UNREALIZED       DEFERRED
                                                 CURRENCY          MINIMUM      GAIN (LOSS) ON  GAIN (LOSS) ON
                                                TRANSLATION        PENSION      AVAILABLE-FOR-      HEDGING
                                                ADJUSTMENTS       LIABILITY     SALE SECURITIES   ACTIVITIES        TOTAL
                                                -----------       ---------     ---------------   ----------        -----

Balance, January 2, 1999...................  $     (43,400)    $   (11,000)     $         --   $        --   $    (54,400)
Currency translation adjustment............        (18,300)                                                       (18,300)
Minimum pension liability adjustment.......                         11,000                                         11,000
Available-for-sale securities
      Holding gain.........................                                           10,300                       10,300
                                             -------------     -----------      ------------   -----------   ------------
Balance, January 1, 2000...................        (61,700)             --            10,300                      (51,400)
Currency translation adjustment............        (12,600)                                                       (12,600)
Available-for-sale securities:
      Holding gain.........................                                            5,100                        5,100
      Gain reclassified to net loss........                                          (10,900)                     (10,900)
                                             -------------     -----------      ------------   -----------   ------------
Balance, December 30, 2000.................        (74,300)             --             4,500                      (69,800)
Currency translation adjustment............         (5,500)                                                        (5,500)
Minimum pension liability adjustment.......                        (13,400)                                       (13,400)
Available-for-sale securities:
      Holding loss.........................                                           (4,700)                      (4,700)
      Gain reclassified to net loss........                                             (300)                        (300)
Deferred hedging loss......................                                                         (2,900)        (2,900)
                                             -------------     -----------      ------------   -----------   ------------
Balance December 29, 2001..................  $     (79,800)    $   (13,400)     $       (500)  $    (2,900)  $    (96,600)
                                             =============     ===========      ============   ===========   ============

OPERATING SEGMENTS

         The Company manufactures and markets basic family apparel with vertically integrated operations in the Americas (North America, Central America and the Caribbean) and in Europe. North America is the Company's principal market, comprising more than 80% of consolidated Net sales in each of the last three years. For the North American market, capital intensive spinning, knitting and cutting operations are located in the United States. Labor intensive sewing and finishing operations are located in Central America, Mexico and the Caribbean. For the European market, manufacturing operations are concentrated in Northern Ireland and the Republic of Ireland, but labor intensive operations are located in Morocco.

         In North America, the Company is organized into two operating segments based on the products it offers. These segments are Retail Products and Activewear, the Company's historic core businesses. The Company's former Sports and Licensing segment is reported as discontinued operations in the accompanying Consolidated Statement of Operations. Management allocates promotional efforts, working capital, and manufacturing and distribution capacity based on its assessment of segment operating results and market conditions. In Europe, the Company is organized into a single geographic operating segment. Employing an entirely separate management team, the Company produces and sources a different mix of garments in Ireland and Morocco for sale in Europe.

         Retail Products are offered principally under the FRUIT OF THE LOOM and BVD brand names through major discount and mass merchandisers, wholesale clubs and other retailers. The Company offers a broad array of men's and boys' underwear including briefs, boxer shorts, T-shirts and A-shirts, colored and fashion underwear. Casualwear offerings include a selection of basic styles of jersey and fleece tops, shorts and bottoms selections for each of the men's, women's, boys' and girls' categories. Women's and girls' underwear products include a variety of cotton panties. Childrenswear offerings include decorated underwear (generally with pictures of licensed movie or cartoon characters).

         The Company's Activewear segment produces and sells blank T-shirts and fleecewear under the SCREEN STARS brand name and premium fleecewear and T-shirts under the FRUIT OF THE LOOM, LOFTEEZ and BEST BY FRUIT OF

THE LOOM labels. These products are manufactured in a variety of styles and colors and are sold to distributors who in turn sell to screen printers and embroiders, who generally apply a decoration prior to sale at retail.

         European product offerings consist of T-shirts, fleecewear and polo shirts sold to the imprint market, with distribution similar to the Company's Activewear segment, and also to the retail market, primarily under the FRUIT OF THE LOOM label.

         Consolidated Net sales and Operating earnings (loss) in the following tables correspond to Net sales and Operating earnings (loss) in the Company's Consolidated Statement of Operations. Segment and other detail are derived from the Company's internal management reporting system. Other net sales consist of external sales of yarn and cloth. Other operating earnings consist of margin on external sales of yarn and cloth and net external royalty income. Nonrecurring items relate to the 2001, 2000 and 1999 special charges and finalization of certain estimates included in special charges. See "SPECIAL CHARGES."

         The accounting policies of the reportable segments are the same as those described in "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The Company evaluates performance and allocates resources based on operating income. The Company does not allocate interest expense to reportable segments.

         Total foreign Net sales as a percentage of consolidated Net sales totaled 16.9% in 2001, 16.5% in 2000 and 16.7% in 1999. Sales to one Retail Products customer amounted to approximately 29.5%, 26.5% and 22.6% of Net sales in 2001, 2000 and 1999, respectively. Additionally, sales to a second Retail Products customer amounted to approximately 10.3%, 11.0% and 13.9% of Net sales in 2001, 2000 and 1999, respectively.

                                                                                                 OPERATING
                                                 NET SALES                                    EARNINGS (LOSS)
                                --------------------------------------------  ------------------------------------------
                                     2001          2000             1999             2001          2000          1999
                                     ----          ----             ----             ----          ----          ----
                                                                       ($ IN MILLIONS)
Retail Products..............    $     824.6   $       909.7    $   1,023.7     $     130.6     $      75.6   $   26.8
Activewear...................          354.0           469.0          515.8           (10.5)          (30.2)      (4.8)
Europe.......................          163.1           174.2          213.3             2.5             4.1      (24.5)
Other........................             .1             0.7           34.4            18.6            19.2       16.1
Goodwill amortization........             --              --             --           (24.6)          (24.6)     (24.6)
Nonrecurring items...........             --              --             --           (46.5)          (88.3)    (281.3)
                                 -----------   -------------    -----------     -----------     -----------   --------
Consolidated.................    $   1,341.8   $     1,553.6    $   1,787.2     $      70.1     $     (44.2)  $ (292.3)
                                 ===========   =============    ===========     ===========     ===========   ========

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

         Consolidated long-lived assets, consisting of property, plant and equipment, goodwill and other non-current assets, excluding deferred tax assets, financial instruments and net assets of discontinued operations, totaled $835,600,000 at December 29, 2001, $914,700,000 at December 30, 2000, and
$1,108,200,000 at January 1, 2000. Long-lived assets in foreign countries (consisting of property, plant and equipment) as a percentage of consolidated assets totaled 10.3% at December 29, 2001, 11.0% at December 30, 2000, and 12.3% at January 1, 2000.

                                                      TOTAL ASSETS                              CAPITAL EXPENDITURES
                                      ---------------------------------------------     ----------------------------------
                                            2001          2000              1999           2001         2000      1999
                                            ----          ----              ----           ----         ----      ----
                                                                       ($ IN MILLIONS)

Retail Products...................     $      265.3    $     331.7    $        360.2    $       --   $      --   $      --
Activewear........................            163.6          224.3             200.8            --          --          --
Unallocated Retail Products
  and Activewear..................          1,009.2        1,094.7           1,365.5          53.8        25.0        30.0
Europe............................            186.8          178.7             199.6           1.5         1.8         4.4
                                                                                        ----------   ---------   ---------
Net assets of discontinued
  operations......................              2.0            2.0              48.6
                                       ------------    -----------    --------------
Consolidated......................     $    1,626.9    $   1,831.4    $      2,174.7    $     55.3   $    26.8   $    34.4
                                       ============    ===========    ==============    ==========   =========   =========

                                                                                           DEPRECIATION
                                                                                           ------------
                                                                                2001           2000            1999
                                                                                ----           ----            ----
                                                                                          ($ IN MILLIONS)

Retail Products.......................................................     $        25.7    $       43.1   $       46.8
Activewear............................................................              14.1            20.2           21.5
Europe................................................................               7.0             9.6           11.6
                                                                           -------------    ------------   ------------
Consolidated..........................................................     $        46.8    $       72.9   $       79.9
                                                                           =============    ============   ============

PENSION PLANS

         The following table sets forth the changes in the pension benefit obligation and fair value of plan assets, the amounts recognized in the Company's Consolidated Balance Sheet and the funded status of the plans (in thousands of dollars):

                                                                                                  2001          2000
                                                                                                  ----          ----
Change in projected benefit obligation:
Projected benefit obligation at beginning of year......................................     $     260,400    $   247,000
Service cost...........................................................................             7,700          8,100
Interest cost..........................................................................            18,400         18,000
Plan participants' contributions.......................................................               300            300
Curtailment............................................................................            (8,100)            --
Actuarial (gain) loss..................................................................            12,400          5,300
Foreign currency translation...........................................................              (100)          (300)
Benefits paid..........................................................................           (18,200)       (18,000)
                                                                                            -------------    -----------
Projected benefit obligation at end of year............................................     $     272,800    $   260,400
                                                                                            =============    ===========
Change in plan assets:
Fair value of plan assets at beginning of year.........................................     $     265,700    $   273,200
Actual return on plan assets...........................................................           (31,700)         4,000
Employer contribution..................................................................               200          6,600
Plan participants' contributions.......................................................               300            300
Foreign currency translation...........................................................              (300)          (400)
Benefits paid..........................................................................           (18,200)       (18,000)
                                                                                            -------------    -----------
Fair value of plan assets at end of year...............................................     $     216,000    $   265,700
                                                                                            =============    ===========
Funded status..........................................................................     $     (56,800)   $     5,300
Unrecognized net actuarial (gain) loss.................................................            32,100        (27,200)
Unrecognized prior service cost........................................................             1,500          1,800
Accrued unrecognized net transition asset..............................................               600           (700)
                                                                                            -------------    -----------
Net liability recognized...............................................................     $     (22,600)   $   (20,800)
                                                                                            =============    ===========
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension cost...................................................................     $       1,400    $     1,300
Accrued benefit liability..............................................................           (37,900)       (22,200)
Intangible asset.......................................................................               500            100
Accumulated other comprehensive income.................................................            13,400             --
                                                                                            -------------    -----------
Net amount recognized..................................................................     $     (22,600)   $   (20,800)
                                                                                            =============    ===========

                                                                                               YEAR ENDED      YEAR ENDED
                                                                                              DECEMBER 29,    DECEMBER 30,
                                                                                                  2001            2000
                                                                                                  ----            ----
Weighted-average assumptions:
   Discount rate.........................................................................            7.0%           7.5%
   Rates of increase in compensation levels..............................................            4-7%           4-7%
   Expected long-term rate of return on assets...........................................              9%            10%

                                                                                             YEAR ENDED
                                                                                             ----------
                                                                                  2001          2000             1999
                                                                                  ----          ----             ----
Components of net periodic benefit cost:
   Service cost--benefits earned during the period.......................     $     7,700    $      8,100    $     8,200
   Interest cost on projected benefit obligation.........................          18,400          18,000         17,800
   Expected return on plan assets........................................         (22,800)        (20,900)       (18,700)
   Amortization of unrecognized net (gain)/loss..........................            (200)           (200)         1,300
   Amortization of prior service cost....................................             300             300            300
   Amortization of unrecognized January 1, 1987 net transition asset.....          (1,200)         (1,200)        (1,200)
                                                                              -----------    ------------    -----------
   Net periodic pension cost.............................................     $     2,200    $      4,100    $     7,700
                                                                              ===========    ============    ===========

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those pension plans with accumulated benefit obligations in excess of plan assets were $267,500,000, $247,000,000 and $210,600,000, respectively, as of December 29, 2001, and $3,247,676, $2,859,733
and $0, respectively, as of December 30, 2000.

         The Company sponsors a 401(k) defined contribution plan for all non-highly compensated domestic salaried employees. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the United States Internal Revenue Service (the "IRS"). The Company makes matching contributions which equal 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this plan amounted to $400,000, $500,000 and $600,000 during 2001, 2000 and 1999, respectively.

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

DEPRECIATION EXPENSE

         Depreciation expense, including amortization of capital leases, approximated $46,800,000, $72,900,000 and $79,900,000 in 2001, 2000 and 1999,
respectively.

ADVERTISING EXPENSE

         Advertising, which is expensed as incurred, approximated $28,500,000, $1,900,000 and $22,100,000 in 2001, 2000 and 1999, respectively.

INCOME TAXES

         Income taxes are included in the Consolidated Statement of Operations as follows (in thousands of dollars):

                                                                                             YEAR ENDED
                                                                                             ----------
                                                                            DECEMBER 29,    DECEMBER 30,    JANUARY 1,
                                                                                2001            2000           2000
                                                                                ----            ----           ----

Income tax provision on earnings (loss) from continuing operations....     $     (19,100)   $  (114,000)   $     37,200
Discontinued operations...............................................                --          11,900             --
                                                                           -------------    ------------   ------------
Total income tax provision............................................     $     (19,100)   $  (102,100)   $     37,200
                                                                           =============    ===========    ============

         Included in earnings (loss) from continuing operations before income tax provision and minority interest are foreign earnings of $96,300,000, $67,200,000 and $97,200,000 in 2001, 2000 and 1999, respectively. These amounts include foreign taxable losses of $23,900,000, $9,300,000 and $63,500,000 in 2001, 2000 and 1999, respectively.

         The components of income tax provision related to earnings (loss) from continuing operations were as follows (in thousands of dollars):

                                                                                             YEAR ENDED
                                                                                             ----------
                                                                            DECEMBER 29,    DECEMBER 30,    JANUARY 1,
                                                                                2001            2000           2000
                                                                                ----            ----           ----
Current:
   Cayman Islands.....................................................     $          --    $         --   $         --
   United States--Federal.............................................           (20,000)      (111,400)             --
   United States--State...............................................              (600)        (5,000)             --
   Foreign............................................................             1,500           2,200            500
                                                                           -------------    ------------   ------------
Total current.........................................................           (19,100)      (114,200)            500
                                                                           -------------    -----------    ------------
Deferred:
   Cayman Islands.....................................................                --              --             --
   United States--Federal.............................................                --              --         36,700
   United States--State...............................................                --              --             --
   Foreign............................................................                --             200             --
                                                                           -------------    ------------   ------------
Total deferred........................................................                --             200         36,700
                                                                           -------------    ------------   ------------
Total income tax provision............................................     $     (19,100)   $  (114,000)   $     37,200
                                                                           =============    ===========    ============

         The income tax rate on earnings (loss) from continuing operations differed from the applicable statutory rate as follows:

                                                                                               YEAR ENDED
                                                                                               ----------
                                                                              DECEMBER 29,     DECEMBER 30,      JANUARY 1,
                                                                                  2001             2000             2000
                                                                                  ----             ----             ----

Applicable statutory rate............................................               0.0%            0.0%             0.0%
Loss subject to U.S. income tax in excess of statutory rate..........              (0.7)          (24.4)           (33.6)
Deferred tax asset valuation allowance...............................             143.2            15.9             42.7
Reversal of income tax accruals......................................             (34.1)          (53.5)             --
Foreign operating earnings...........................................             (53.9)           (5.5)            (5.6)
Other--net...........................................................             (86.1)           15.1              4.7
                                                                           ------------     -----------      -----------
Effective rate.......................................................             (31.6)%         (52.4)%            8.2%
                                                                           ============     ===========      ===========

         The applicable statutory rate for 2001, 2000 and 1999 is the Cayman Islands rate.

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $737,500,000 at December 29, 2001. $617,400,000 of those earnings are considered to be indefinitely reinvested and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the other foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, of approximately $130,800,000 would be due, a portion of which may be offset for financial statement reporting purposes by the reduction of the valuation allowance provided against deferred tax assets.

         Deferred income taxes are provided for temporary differences between income tax and financial statement recognition of revenues and expenses. Deferred tax liabilities (assets) are comprised of the following (in thousands of dollars):

                                                                                      DECEMBER 29,       DECEMBER 30,
                                                                                          2001               2000
                                                                                          ----               ----

Depreciation and amortization...............................................        $      151,000      $      159,700
Items includible in future tax years........................................               108,700             122,200
                                                                                    --------------      --------------
  Gross deferred tax liabilities............................................               259,700             281,900
                                                                                    --------------      --------------
Inventory valuation reserves................................................               (31,600)            (46,600)
Accrued employee benefit expenses...........................................               (30,600)            (29,600)
Acquired tax benefits and basis differences.................................               (14,900)            (18,100)
Allowance for possible losses on receivables................................                (7,000)             (5,100)
Fixed asset impairment......................................................              (122,500)           (106,300)
Residual value guarantees of leased equipment...............................               (12,000)            (14,300)
NOL and tax credit carryforwards............................................              (296,800)           (211,000)
Items deductible in future tax years........................................              (131,000)           (145,100)
                                                                                    ---------------     --------------
  Gross deferred tax assets.................................................              (646,400)           (576,100)
                                                                                    ---------------     ---------------
  Valuation allowance.......................................................               386,700             294,200
                                                                                    --------------      --------------
Net deferred tax (asset) liability..........................................        $           --      $           --
                                                                                    ==============      ==============

         Due to the operating loss generated for 2001, the continuing Reorganization Cases, and the present inability under the Reorganization Cases to implement certain tax planning strategies, the Company recorded a deferred tax asset valuation allowance of $386,700,000 as of December 29, 2001 to fully reserve all net deferred tax assets.

         The Company has regular net operating loss carryforwards for U.S. income tax purposes of approximately $789,400,000 that expire between 2007 and 2021. The Company has alternative minimum tax net operating loss carryforwards for U.S. income tax purposes of approximately $732,900,000 that expire between 2018 and 2021. Of the regular net operating loss carryforward for U.S. tax purposes, $500,000 is subject to separate return limitation year ("SRLY") provisions of the U.S. Internal Revenue Code which permit the offset of the SRLY net operating losses only against the future taxable income of those subsidiaries which generated the SRLY net operating losses. The Company also has alternative minimum tax credit carryforwards for U.S. income tax purposes of approximately $20,000,000 that have an unlimited carryforward period. Finally, the Company has approximately $500,000 of research and development and foreign tax credit carryforwards that expire between 2002 and 2009.

         Implementation of the Reorganization Plan will result in a change in ownership of the Company for federal income tax purposes. As a result, the Company's net operating loss carryforwards and certain other tax attributes allocable to periods ending on or prior to the effective date of the Reorganization Plan will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code. Assuming an appropriate election is made, the amount of the annual limitation to which the Company would be subject generally should be equal to the product of (i) the lesser of the value of the equity of the Company immediately after the ownership change or the value of the Company's consolidated gross assets immediately before such change (with certain adjustments) and (ii) the "long-term tax exempt rate" in effect for the month in which the ownership change occurs. In addition, the Company will realize cancellation of indebtedness income ("CODI") upon implementation of the Reorganization Plan, which will require the Company to reduce certain of its tax attributes, including net operating loss carryforwards, by the amount of the CODI it realizes. The Company is currently unable to determine the amount of CODI or the reduction of net operating loss carryforwards and tax attributes that will be caused by the CODI.

         As a result of the Reorganization Cases and the favorable completion of an IRS and various state tax audits for tax years through January 2, 1999, the Company reversed, during the fourth quarters of 2001 and 2000, net excess income tax liabilities (including discontinued operations) totaling approximately $20,000,000 and $104,000,000, respectively, which reduced income tax expense in each year.

         Cash refunds of income taxes totaled $300,000, $2,300,000 and $7,000,000 in 2001, 2000 and 1999, respectively.

OTHER INCOME (EXPENSE)-NET

         Net other income in 2001 totaled $900,000 compared with $900,000 in Net other expense in 2000. Principal components of Net other income in 2001 included $5,500,000 in gains on marketable equity securities and two litigation settlements with unrelated parties aggregating $7,000,000. These favorable impacts were partially offset by adequate protection payments (interest payments) in the amount of $4,000,000 related to the guarantee of personal indebtedness of Mr. Farley, bank fees of $3,200,000, a currency transaction loss of $2,300,000 and losses on the sale of fixed assets of $1,600,000. Principal components of Net other expense in 2000 included adequate protection payments (interest payments) in the amount of $5,700,000 related to the guarantee of personal indebtedness of Mr. Farley, bank fees of $2,800,000, foreign currency transaction loss of $4,200,000 and other expense of $3,000,000. These unfavorable impacts were partially offset by a $14,800,000 gain on marketable equity securities. Principal components of Net other expense in 1999 included a $30,000,000 charge for a loss contingency on the Company's guarantee of personal indebtedness of Mr. Farley, the write-off of an $8,000,000 receivable related to an insurance claim as recovery was no longer deemed probable in the fourth quarter of 1999, an $8,000,000 charge for a loss contingency related to a vacation pay settlement in Louisiana, a provision on the ultimate realization of certain current and non-current assets of $8,000,000, environmental costs of $7,400,000, $16,900,000 for debt and other fees and debt waivers (which includes the write-off of fees of $6,000,000 principally related to the Company's accounts receivable securitization) and accounts receivable securitization costs of $8,800,000. These costs were offset by a favorable environmental insurance settlement of $13,700,000, gains on the sale of fixed assets of $7,800,000 and a recovery of previously settled litigation of $3,900,000. See "CONTINGENT LIABILITIES" and "SALE OF ACCOUNTS RECEIVABLE".

LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                                          2001                 2000             1999
                                                                          ----                 ----             ----
NUMERATOR:
For basic loss per common share:
   Loss from continuing operations...........................    $         (41,100)    $      (103,600)    $     (491,100)
   Discontinued operations--Sports & Licensing
      Loss from operations...................................                   --              (2,600)           (37,600)
      Estimated loss on disposal.............................              (18,000)            (20,200)           (47,500)
                                                                 -----------------     ---------------     --------------
   Net loss..................................................              (59,100)           (126,400)          (576,200)
   Add back dividends on minority exchangeable
      preferred assumed to be converted......................                   --                  --                  --
                                                                 -----------------     ---------------     ---------------
For diluted loss per share:
   Loss applicable to common stock
      after assumed conversion...............................    $         (59,100)    $      (126,400)    $     (576,200)
                                                                 =================     ===============     ==============
DENOMINATOR:
For basic loss per common share:
   Weighted average shares outstanding.......................               67,000              67,000              67,800
   Effect of dilutive employee stock options.................                   --                  --                  --
   Effect of dilutive exchangeable preferred.................                   --                  --                  --
                                                                 -----------------     ---------------     ---------------
For diluted loss per share:
   Weighted average shares outstanding and
      assumed conversions....................................               67,000              67,000              67,800
                                                                 =================     ===============     ===============
Loss per common share:
   Continuing operations.....................................    $           (0.61)    $          (1.55)   $        (7.25)
   Discontinued operations--Sports & Licensing
      Loss from operations...................................                   --                (0.04)            (0.55)
      Estimated loss on disposal.............................                (0.27)               (0.30)            (0.70)
                                                                 -----------------     ----------------    --------------
         Net loss............................................    $           (0.88)    $          (1.89)   $        (8.50)
                                                                 =================     ================    ==============
Loss per common share--assuming dilution:
   Continuing operations.....................................    $           (0.61)    $          (1.55)   $        (7.25)
   Discontinued operations--Sports & Licensing
      Loss from operations...................................                   --                (0.04)            (0.55)
      Estimated loss on disposal.............................                (0.27)               (0.30)            (0.70)
                                                                 -----------------     ----------------    --------------
         Net loss............................................    $           (0.88)    $          (1.89)   $        (8.50)
                                                                 =================     ================    ==============

DEBTOR FINANCIAL STATEMENTS

         The following represents the consolidation of the Company and its Debtor Subsidiaries as of and for the years ended December 29, 2001 and December 30, 2000. Investments in nondebtor subsidiaries are presented using the equity method.

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                                           DECEMBER 29,     DECEMBER 30,
                                                                                               2001             2000
                                                                                               ----             ----
                                                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents (including restricted cash)................................   $      116,100    $      93,100
   Notes and accounts receivable (less allowance for possible losses
      of  $18,100 and $34,100, respectively)............................................           96,400           94,000
   Inventories
      Finished goods....................................................................          280,500          392,700
      Work in process...................................................................           24,000           66,800
      Materials and supplies............................................................           10,500           23,700
                                                                                           --------------    -------------
         Total inventories..............................................................          315,000          483,200
   Other ...............................................................................           20,000           18,200
                                                                                           --------------    -------------
         Total current assets...........................................................          547,500          688,500
                                                                                           --------------    -------------
PROPERTY, PLANT AND EQUIPMENT...........................................................          670,500          870,000
   Less accumulated depreciation........................................................          525,600          699,200
                                                                                           --------------    -------------
         Net property, plant and equipment..............................................          144,900          170,800
                                                                                           --------------    -------------
OTHER ASSETS
   Goodwill (less accumulated amortization of $401,400 and  $376,700, respectively).....          581,900          606,600
   Investment in nondebtor subsidiaries.................................................          977,000          886,000
   Receivable from nondebtor subsidiaries...............................................          120,200           85,800
   Net assets of discontinued operations................................................            2,000            2,000
   Other ...............................................................................           52,300           75,900
                                                                                           --------------    -------------
         Total other assets.............................................................        1,733,400        1,656,300
                                                                                           --------------    -------------
                                                                                           $    2,425,800    $   2,515,600
                                                                                           ==============    =============

                                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current maturities of long-term debt.................................................   $      646,600    $     745,700
   Trade accounts payable...............................................................           16,200           21,700
   Net liabilities of discontinued operations...........................................            2,000            5,100
   Other accounts payable and accrued expenses..........................................          176,500          211,600
                                                                                           --------------    -------------
         Total current liabilities......................................................          841,300          984,100
                                                                                           --------------    -------------
NON-CURRENT LIABILITIES
   Long-term debt.......................................................................          388,200          385,800
   Payable to nondebtor subsidiaries....................................................          196,800           81,000
   Other ...............................................................................           88,600           11,500
                                                                                           --------------    -------------
         Total non-current liabilities..................................................          673,800          478,300
                                                                                           --------------    -------------
LIABILITIES SUBJECT TO COMPROMISE
   Unrelated parties....................................................................          498,100          554,600
   Affiliates...........................................................................          665,200          665,200
                                                                                           --------------    -------------
                                                                                                1,163,300        1,219,800
                                                                                           --------------    -------------
MINORITY INTEREST.......................................................................           71,700           71,700
                                                                                           --------------    -------------
COMMON STOCKHOLDERS' DEFICIT............................................................         (324,100)        (238,300)
                                                                                           --------------    -------------
                                                                                           $    2,425,800    $   2,515,600
                                                                                           ==============    =============

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)


                                                                                        YEAR ENDED
                                                                     ------------------------------------------------
                                                                      DECEMBER 29,      DECEMBER 30,      JANUARY 1,
                                                                          2001             2000              2000
                                                                          ----             ----              ----
Net sales
   Unrelated parties..............................................   $   1,116,000     $  1,300,400      $  1,496,000
   Affiliates.....................................................         533,500          854,200         1,013,500
                                                                     -------------     ------------      ------------
...................................................................       1,649,500        2,154,600         2,509,500
                                                                     -------------     ------------      ------------
Cost of sales
   Unrelated parties..............................................         851,600        1,125,200         1,469,400
   Affiliates.....................................................         663,800          968,300         1,189,800
                                                                     -------------     ------------      ------------
...................................................................       1,515,400        2,093,500         2,659,200
                                                                     -------------     ------------      ------------
   Gross earnings (loss)..........................................         134,100           61,100          (149,700)
Selling, general and administrative expenses......................         144,700          177,300           228,900
Goodwill amortization.............................................          24,600           24,600            24,600
                                                                     -------------     ------------      ------------
   Operating loss.................................................         (35,200)        (140,800)         (403,200)
Interest expense..................................................         (95,700)        (121,800)          (93,800)
Equity in earnings of nondebtor subsidiaries......................          96,700           90,400           106,600
Other income (expense)--net.......................................           6,600            1,600           (61,500)
                                                                     -------------     ------------      ------------
   Loss from continuing operations before reorganization items,
       income tax provision and minority interest.................         (27,600)        (170,600)         (451,900)
Reorganization items..............................................         (33,800)         (48,200)           (3,000)
                                                                     -------------     ------------      ------------
   Loss from continuing operations before income tax provision
       and minority interest......................................         (61,400)        (218,800)         (454,900)
Income tax provision..............................................         (20,300)        (115,200)           33,500
Minority interest.................................................              --               --             2,700
                                                                     -------------     ------------      ------------
   Loss from continuing operations................................         (41,100)        (103,600)         (491,100)
   Discontinued operations--Sports & Licensing
       Loss from operations.......................................              --           (2,600)          (37,600)
       Estimated loss on disposal.................................         (18,000)         (20,200)          (47,500)
                                                                     -------------     ------------      ------------
       Net loss...................................................   $     (59,100)    $   (126,400)     $   (576,200)
                                                                     =============     ============      ============

                 FRUIT OF THE LOOM, LTD. AND DEBTOR SUBSIDIARIES
                             (DEBTORS IN POSSESSION)

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                                                 YEAR ENDED
                                                                             ------------------------------------------------
                                                                               DECEMBER 29,     DECEMBER 30,       JANUARY 1,
                                                                                   2001             2000             2000
                                                                                   ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss from continuing operations........................................   $    (41,100)    $   (103,600)   $    (491,100)
   Adjustments to reconcile to net cash used for operating activities:
       Equity in earnings of nondebtor subsidiaries.......................        (96,700)         (90,400)        (106,600)
       Depreciation and amortization......................................         66,800           96,100          101,600
       Deferred income tax provision......................................             --               --           36,700
       Decrease (increase) in working capital.............................        139,700          234,300         (134,700)
       (Gain) loss on sale of marketable equity securities................         (5,500)         (14,800)             600
       Net decrease in liabilities subject to compromise..................        (56,500)        (142,300)              --
       Consolidation of operations--write-downs and reserves..............         34,200           59,800               --
       Cash flows of discontinued operations..............................         (1,600)          25,400          (47,800)
       Other--net.........................................................         60,900           38,800           51,000
                                                                             ------------     ------------    -------------
         Net operating cash flows before reorganization items.............        100,200          103,300         (590,300)
       Net cash used for reorganization items.............................        (29,300)         (29,000)              --
                                                                             ------------     ------------    -------------
         Net operating cash flows.........................................         70,900           74,300         (590,300)
                                                                             ------------     ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...................................................        (44,600)         (22,200)         (22,400)
   Proceeds from sale of Gitano...........................................             --           18,100               --
   Proceeds from sale of marketable equity securities.....................          7,900           16,600            6,100
   Proceeds from other asset sales........................................          6,800            6,500           19,700
   Affiliate notes and accounts receivable................................        (34,400)         (33,600)         (26,600)
   Other--net.............................................................           (900)            (800)         (17,800)
                                                                             ------------     ------------    -------------
         Net investing cash flows.........................................        (65,200)         (15,400)         (41,000)
                                                                             ------------     ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIP financing proceeds.................................................      1,064,300        1,381,200          152,200
   DIP financing payments.................................................     (1,164,300)      (1,443,700)              --
   Proceeds from issuance of long-term debt...............................             --               --          240,100
   Proceeds under line-of-credit agreements...............................             --               --          707,800
   Payments under line-of-credit agreements...............................             --               --         (486,800)
   Principal payments on long-term debt and capital leases................             --             (600)        (270,000)
   Affiliate notes and accounts payable...................................        117,300           79,100          305,800
   Subsidiary preferred minority dividends................................             --               --           (1,900)
                                                                             ------------     ------------    -------------
         Net financing cash flows.........................................         17,300           16,000          647,200
                                                                             ------------     ------------    -------------
Net increase in cash and cash equivalents (including restricted cash).....         23,000           74,900           15,900
Cash and cash equivalents (including restricted cash) at beginning of period       93,100           18,200            2,300
                                                                             ------------     ------------    -------------
Cash and cash equivalents (including restricted cash) at end of period....   $    116,100     $     93,100    $      18,200
                                                                             ============     ============    =============

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES
                             (DEBTORS IN POSSESSION)
                               SUPPLEMENTARY DATA


QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                QUARTER
                                                                                -------                             TOTAL
                                                          FIRST          SECOND          THIRD       FOURTH         YEAR
                                                          -----          ------          -----       ------         ----

2001
Net sales............................................   $     314.2  $      347.7  $      361.4  $      318.5  $     1,341.8
Gross earnings.......................................          47.8          78.3          89.5          89.2          304.8
Operating earnings (loss)............................          (9.5)         (2.1)         40.4          41.3           70.1
Earnings (loss) from continuing operations...........         (46.7)        (36.2)          6.2          35.6          (41.1)
Net earnings (loss)..................................         (46.7)        (36.2)          6.2          17.6          (59.1)
Earnings (loss) per common share from
    continuing operations:
    Basic............................................          (0.70)        (0.54)         0.09          0.53          (0.61)
    Assuming dilution................................          (0.70)        (0.54)         0.09          0.49          (0.61)
2000
Net sales............................................   $     375.6  $      447.4  $      397.4  $      333.2  $     1,553.6
Gross earnings.......................................          13.0          45.4          88.8          85.1          232.3
Operating earnings (loss)............................         (48.0)        (11.4)         28.7         (13.5)         (44.2)
Earnings (loss) from continuing operations...........         (79.2)        (55.9)        (16.2)         47.7         (103.6)
Net earnings (loss)..................................         (81.8)        (55.9)        (16.2)         27.5         (126.4)
Earnings (loss) per common share from
    continuing operations:
    Basic............................................          (1.18)        (0.83)        (0.24)         0.71          (1.55)
    Assuming dilution................................          (1.18)        (0.83)        (0.24)         0.66          (1.55)

         The Company made certain reclassifications in the reported quarterly financial information subsequent to filing its Quarterly Reports on Form 10-Q for the first quarter. A reconciliation of the quarterly financial information on the Company's 2001 Quarterly Report on Form 10-Q to the above amounts is presented below:

                                                                                            FIRST QUARTER
                                                                                        2001           2000
                                                                                        -----          ----

Net sales per Form 10-Q........................................................    $     314.6   $     374.9
Reclassification of certain sales incentive costs..............................           (0.6)         (0.5)
Other..........................................................................            0.2           1.2
                                                                                   -----------   -----------
Net sales per Annual Report on Form 10-K.......................................    $     314.2   $     375.6
                                                                                   ===========   ===========

Gross earnings per Form 10-Q...................................................    $      51.6   $      17.5
Reclassification of certain sales incentive costs..............................           (1.0)         (0.9)
Other..........................................................................           (2.8)         (3.6)
                                                                                   -----------   -----------
Gross earnings per Annual Report on Form 10-K..................................    $      47.8   $      13.0
                                                                                   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of December 29, 2001, were as follows.

NAME                              AGE                                     POSITION
----                              ---                                     --------
Dennis S. Bookshester.............   63     Chief Executive Officer
John B. Holland...................   70     Executive Vice President, Operations
John D. Wigodsky..................   53     Executive Vice President, Sales and Marketing
G. William Newton.................   49     Vice President, Finance, Acting Chief Financial Officer and Assistant Secretary
Brian J. Hanigan..................   43     Vice President, Treasurer and Assistant Secretary
John J. Ray III...................   43     Chief Administrative Officer, General Counsel and Secretary

         DENNIS S. BOOKSHESTER. Mr. Bookshester has been a director of the Company since January 1998, and has been a director of FTL Inc. since May 1992. In August 1999, Mr. Bookshester was appointed Acting Chief Executive Officer of the Company, and in April 2000 he was appointed Chief Executive Officer. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Playboy Enterprises, Inc. and Elder-Beerman Stores Corp.

         JOHN B. HOLLAND. Mr. Holland has been a director of FTL Inc. from November 1992 through May 1997 and President and Chief Operating Officer of the Company from before 1994 through January 1996. In December 1999, Mr. Holland was appointed Executive Vice President, Operations and named as a director of the Company. He is also a director of Dollar General Corp. ("Dollar General"), a retail company, and Renfro Corporation ("Renfro"), a hosiery manufacturer.

         JOHN D. WIGODSKY. Mr. Wigodsky was Executive Vice President, Operations of Union Underwear Company, Inc. from before 1992 until December 1994. Mr. Wigodsky was Executive Vice President--Sales and Marketing from January 1995 to March 1997. From August 1997 to February 1999, Mr. Wigodsky was Executive Vice President Sales and Marketing of Delta Apparel. Mr. Wigodsky was President and CEO of Pluma, Inc. from May 1999 until December 1999. Pluma, Inc. voluntarily filed for protection from creditors under Chapter 11 of the Bankruptcy Code in May 1999. Mr. Wigodsky has served as Executive Vice President, Sales and Marketing since April 2000.

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

         The Directors of the Company as of December 29, 2001 were as follows:

         Sir Brian Wolfson. Sir Brian Wolfson, age 66, has been a director of the Company since January 1998, and has been a director of FTL Inc. since May 1992. In January 2000, Sir Brian Wolfson was appointed Chairman of the Board. Sir Brian Wolfson currently serves as Chairman of Kepner Tregoe, Inc., an international consulting company. He is also a director of Autotote Corporation and Playboy Enterprises, Inc.

         Dennis S. Bookshester. Mr. Bookshester, age 63, has been a director of the Company since January 1998, and has been a director of FTL Inc. since May 1992. In August 1999, Mr. Bookshester was appointed Acting Chief Executive Officer of the

Company, and in April 2000 he was appointed Chief Executive Officer. Mr. Bookshester currently serves as Chairman of Cutanix Corporation. He is also a director of Playboy Enterprises, Inc. and Elder-Beerman Stores Corp.

         William F. Farley. Mr. Farley, age 59, has been Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of the Company from January 1998 through August 1999. Mr. Farley has been Chairman of the Board and Chief Executive Officer of FTL Inc. from May 1985 through August 1999. Mr. Farley continued as Chairman of the Board until January 2000. In February 1998, Mr. Farley was appointed to the positions of President and Chief Operating Officer of the Company. Mr. Farley currently serves as a director of the Company. For more than five years, Mr. Farley has also been Chairman and Chief Executive Officer of Farley Industries, Inc. He has held substantially similar positions with Farley Inc. for more than the past five years. Mr. Farley has also been Chairman of the Board of Acme Boot for more than the past five years through January 2000.

         John B. Holland. Mr. Holland, age 70, has been a director of FTL Inc. from November 1992 through May 1997 and President and Chief Operating Officer of the Company from before 1994 through January 1996. In December 1999 Mr. Holland was appointed Executive Vice President, Operations and named as a director of the Company. He is also a director of Dollar General and Renfro.

         Henry A. Johnson. Mr. Johnson, age 83, has been a director of the Company since January 1998, and has been a director of FTL Inc. since July 1988. For more than the past five years, Mr. Johnson has been President of Henry A. Johnson & Associates, a management consulting firm.

         Robert E. Nason. Mr. Nason, age 65, was appointed as a director of the Company in February 2000. Mr. Nason was the Chief Executive Officer of Grant Thornton, an international accounting and management consulting firm, from 1990 to 1998 and currently is a private investor and consultant. He is also a director of Liberty Acorn Trust.

         A. Lorne Weil. Mr. Weil, age 56, has been a director of the Company since January 1998, and has been a director of FTL Inc. since October 1991. Since 1990, Mr. Weil has been Chairman of the Board and Chief Executive Officer of Autotote Corporation, a manufacturer of products for the gaming industry. He is also a director of General Growth Properties, Inc.

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

         In 2001, Messrs. Nason, Johnson and Weil served on the Audit Committee, with Mr. Nason serving as Chairman. Messrs. Johnson and Weil served as members of the Compensation Committee; Messrs. Bookshester and Wolfson served as members of the Executive Committee; and Messrs. Johnson and Weil served as members of the Pension Committee.

         During 2001, the Board of Directors held five (5) meetings, the Audit Committee held three (3) meetings, and the Compensation Committee held three (3) meetings. The Executive Committee and the Pension Committee did not meet during 2001. During 2001, except for Mr. Farley, each of the directors attended greater than 75% of all meetings of the Board of Directors and Board committee on which he served except Mr. Weil who attended 63%. Mr. Farley did not attend any meetings of the Board of Directors in 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representations from certain reporting persons that no such forms were required for them, the Company believes that during 2001 all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

INTRODUCTION

         The following table provides information concerning the annual and long-term compensation amounts for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 of those persons who were at December 29, 2001 (i) the Chief Executive Officer and (ii) the four other most highly compensated executive officers of FTL Ltd. (collectively, with the Chief Executive Officer, the "Named Officers"). No other individuals are required to be included in the table.

  SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                             ANNUAL COMPENSATION            ------------
                                                             -------------------                   SECURITIES
                                                                               OTHER   RESTRICTED  UNDERLYING
                                                                              ANNUAL      STOCK      OPTIONS
                                                        SALARY      BONUS  COMPENSATION  AWARDS       SARS        ALL OTHER
PRINCIPAL POSITION                             YEAR        $          $          $          $      (# SHARES)   COMPENSATION
------------------                             ----        -          -          -          -      ----------   ------------

Dennis S. Bookshester......................   2001     $768,654   $      0   $     0    $      0   $       0   $       0
   Chief Executive Officer                    2000      700,000          0         0           0           0           0
                                              1999      236,923          0         0      34,844     265,000           0

John B. Holland............................   2001      549,039    383,265         0           0           0           0
   Executive Vice President, Operations       2000      500,000    239,175         0           0           0     200,000(1)
                                              1999      69,231           0         0           0           0           0

John J. Ray III............................   2001      439,231    306,900         0           0           0           0
   Chief Administrative Officer,              2000      400,000    191,340         0           0           0     160,000(1)
   General Counsel and Secretary              1999      288,481    175,000         0     202,129     157,037           0

G. William Newton..........................   2001      312,952    194,372         0           0           0           0
   Vice President, Finance Acting Chief       2000      285,000    121,182         0           0           0      85,500(1)
   Financial Officer and Assistant
   Secretary                                  1999      257,308          0   438,668(2)  189,413      93,062         858

John D. Wigodsky...........................   2001      439,231    306,900         0           0           0           0
   Executive Vice President, Sales and        2000      269,231    131,340         0           0           0     160,000(1)
   Marketing

(1) Amounts represent payments under the Retention and Emergence Program approved by the Bankruptcy Court on March 27, 2000.

(2) Includes $415,882 of earnings on 1996 deferred compensation, $22,000 paid in lieu of participation in the Company's qualified deferred compensation plan and $372 of earnings on deferred compensation.

                              OPTION GRANTS IN 2001

         There were no options granted in 2001.

                     AGGREGATED OPTION/SAR EXERCISES IN 2001
                   AND 2001 FISCAL YEAR-END OPTION/SAR VALUES

         Pursuant to the Company's amended Joint Plan of Reorganization, the Company's stock will be cancelled, including any stock options or other rights to purchase Company stock. The Class A Ordinary Shares of FTL Ltd. will be deregistered under the Securities Exchange Act of 1934, as amended, as soon as possible on or after the confirmation of the Third Amended Reorganization Plan.


                                  PENSION PLANS

         All of the Company's executive officers are covered by the qualified pension plan for the Company's operating company employees (the "Pension Plan") and the nonqualified excess benefit plan which covers certain employees of FTL Ltd. (the "Supplemental Benefit Plan," together with the Pension Plan, are referred to as the "FTL Plan"). The Pension Plan covers all domestic employees of the Company and its participating subsidiaries after the completion of one year of service and the attainment of age 21.

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

                            PENSION PLAN TABLE (1)(2)

                                        15 YEARS            20 YEARS          25 YEARS          30 YEARS        35 YEARS
COMPENSATION                           OF SERVICE          OF SERVICE        OF SERVICE        OF SERVICE      OF SERVICE
------------                           ----------          ----------        ----------        ----------      ----------
$     300,000   ..................           80,478           107,304           134,130           144,190          154,250
      400,000   ..................          108,978           145,304           181,630           195,252          208,875
      500,000   ..................          137,478           183,304           229,130           246,315          263,500
      600,000   ..................          165,978           221,304           276,630           297,377          318,125
      700,000   ..................          194,478           259,304           324,130           348,440          372,750
      800,000   ..................          222,978           297,304           371,630           399,502          427,375
      900,000   ..................          251,478           335,340           419,130           450,565          482,000
    1,000,000   ..................          279,978           373,304           466,630           501,627          536,625
    1,100,000   ..................          308,478           411,304           514,130           552,690          591,250

(1) Assumes individual retires at age 65 on December 29, 2001 with indicated years of service and further assumes covered compensation as it was determined in 2001, which was $37,200, as updated each year by the Internal Revenue Service for annual covered compensation. The annual covered compensation for 2002 will increase to $39,600.

(2) Maximum qualified plan limits for 2000, 2001, and 2002 under Section 415 of the Code, were $135,000, $140,000 and $160,000, respectively.
         Amounts in excess of these limits are paid under the Supplemental Benefit Plan.

         Contributions to the Pension Plan, which are made by the Company, are computed on an actuarial basis and, as such, individual employee payments or accruals cannot be calculated. Compensation covered by the Pension Plan generally consists of all compensation paid to a participant for personal services rendered as an employee of the Company or a participating subsidiary, but excludes bonuses, deferred compensation and certain other payments under benefit programs. Compensation used to determine benefits under the FTL Plan for each of the Named Officers for 2001 equals the respective amounts shown in the Salary column of the Summary Compensation Table. The Pension Plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

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

         Under Section 401(a)(17) of the Code, a participant's compensation under a qualified retirement plan was limited to a maximum annual amount of $170,000 for 2001. For 2002, this amount will increase to $200,000. Amendments made to Sections 401(a)(5) and 401(l) of the Code by the Omnibus Budget Reconciliation Act of 1993 reduced the amount of permitted disparity between benefits provided under a qualified pension plan with respect to a participant's compensation up to the average social security wage base and the benefits provided with respect to compensation above the average social security wage base. Under Section 415 of the Code, a participant's annual benefit was limited to $140,000 for 2001 and $160,000 for 2002. For officers of the Company, any reduction in benefits under the Pension Plan caused the above three limitations will be made up dollar-for-dollar by benefits under the Supplemental Benefit Plan. Non-officer participants in the Pension Plan will receive benefits under the Supplemental Benefit Plan in an amount equal to the reduction in benefits under the Pension Plan attributable to Section 401(a)(17) of the Code limitation on compensation and Section 415 of the Code limitation on annual pension benefits.

         The estimated number of years of service credited for Messrs. Bookshester, Holland, Wigodsky, Newton and Ray under the FTL Plan is 2, 2, 2, 7, and 4 respectively.

         The Company established the Supplemental Executive Retirement Plan (the "FTL SERP") on January 1, 1995 for certain officers. As of December 29, 2001 Messrs. Holland, Wigodsky, Newton and Ray are participants in the FTL SERP. The Reorganization Plan provides that the FTL SERP and the Supplemental Benefit Plan will not be assumed by FTL Ltd. upon confirmation of the Plan.

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

         The estimated annual benefits payable under the FTL SERP upon retirement at normal retirement age, assuming pay increases of 5% per year, for Messrs. Holland, Wigodsky, Newton, and Ray are $27,089, $165,206, $145,753 and $306,032, respectively.

         Additional Benefit Accrual Years of Service were given to selected participants in the FTL SERP. The estimated number of Benefit Accrual Years of Service at December 29, 2001 credited for Messrs. Holland, Wigodsky, Newton, and Ray are 4, 3, 12, and 7 years, respectively.

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

EMPLOYMENT AGREEMENTS

         Pursuant to Bankruptcy Court order, the Company implemented a severance plan (the "Executive Severance Plan") for certain of its executive officers. Pursuant to the Executive Severance Plan, the named executive officers are entitled to one to two times the amount of their base pay in the form of salary continuation, plus their full target bonus, after certain qualifying termination of employment events. Upon a qualifying termination of employment event in connection with a change in control, such executive officers receive their severance benefit as a lump sum equal to their severance multiple (1.0 to 2.0) multiplied by their base pay plus target bonus percentage, plus their full target bonus. The Executive Severance Plan benefit is in lieu of the severance benefits provided under any prior employment agreements with such executive officers. Pursuant to the Company's contemplated sale to Berkshire, a change in control will occur under such Executive Severance Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of Class A shares and Class B shares, the percentage of each class and the percentage of total voting power of the Company beneficially owned as of February 28, 2002 by (i) each director of the Company, (ii) the Named Officers appearing in the table below (as defined on page 97), (iii) all directors and current executive officers as a group, and (iv) to the knowledge of the Company, each person owning more than 5% of a class of the Company's voting securities. Except as otherwise indicated, each beneficial owner has sole voting and investment power. This table reflects shares issuable upon the exercise of options which are exercisable within 60 days of February 28, 2002. The Class A and Class B shares shall be cancelled upon the effective date of the Company's Amended Joint Plan of Reorganization. The Class A Ordinary Shares of FTL Ltd. will be deregistered under the Securities Exchange Act of 1934, as amended.

                                                            CLASS A SHARES              CLASS B SHARES         PERCENT OF
                                                            --------------              --------------           TOTAL
                                                                       PERCENT                    PERCENT        VOTING
                                                       NUMBER         OF CLASS       NUMBER      OF CLASS       POWER(1)
                                                       ------         --------       ------      --------       --------
Farley Inc..............................              454,855              *            2.08       52.0%         15.1%
   233 South Wacker Dr
   Chicago, IL 60606
William F. Farley.......................               88,889(2)           *            1.92(3)    48.0%         13.6%
   233 South Wacker Dr
   Chicago, IL 60606
Dennis S. Bookshester...................              295,350(4)           *           --             --             *
Henry A. Johnson........................               50,350(5)           *           --             --             *
Robert E. Nason.........................                  500              *           --             --             *
A. Lorne Weil...........................               46,350(6)           *           --             --             *
Sir Brian Wolfson.......................              135,350(7)           *           --             --             *
John B. Holland.........................              155,175(8)           *           --             --             *
G.W. Newton.............................              157,812(9)           *           --             --             *
John J. Ray III.........................              224,647(10)          *           --             --             *
John D. Wigodsky........................                  100              *           --             --             *
All directors and executive
   officers as a group (11 people)......            1,794,808           2.7%            4           100%         30.0%

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

(4) Includes 1,000 Class A shares which are owned by the Dennis S. Bookshester Revocable Trust dated February 17, 1989. Includes 292,500 Class A shares currently issuable upon the exercise of options granted to Mr. Bookshester by the Company.

(5) Includes 2,500 Class A shares owned by Mr. Johnson's spouse, the beneficial ownership of which is disclaimed by Mr. Johnson. Includes 32,500 Class A shares currently issuable upon the exercise of options granted to Mr. Johnson by the Company.

(6) Includes 42,500 Class A shares currently issuable upon the exercise of options granted to Mr. Weil by the Company.

(7) Includes 132,500 Class A shares currently issuable upon the exercise of options granted to Sir Brian Wolfson by the Company.

(8) Includes 154,675 Class A shares currently issuable upon the exercise of options granted to Mr. Holland by the Company.

(9) Includes 156,771 Class A shares currently issuable upon the exercise of options granted to Mr. Newton by the Company.

(10) Includes 224,647 Class A shares currently issuable upon the exercise of options granted to Mr. Ray by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 24, 1999, the Board of Directors, excluding Mr. Farley, authorized the Company to guarantee a bank loan of $65,000,000 to Mr. Farley in connection with Mr. Farley's refinancing and retirement of his $26,000,000 and $12,000,000 loans previously guaranteed by the Company and other indebtedness of Mr. Farley. The Company's obligations under the guarantee are collateralized by 2,507,512 shares of FTL Inc. Preferred Stock and all of Mr. Farley's assets, including Mr. Farley's personal guarantee. In consideration of the guarantee, which expired in September 2000, Mr. Farley is obligated to pay an annual guarantee fee equal to 2% of the outstanding principal balance of the loan. The Board of Directors received an opinion from an independent financial advisor that the terms of the transaction were commercially reasonable. The total amount guaranteed is $59,300,000 as of February 28, 2002. Based on management's assessment of existing facts and circumstances of Mr. Farley's financial condition, the Company recorded a $10,000,000 charge in the third quarter of 1999 and $20,000,000 in the fourth quarter of 1999 related to the Company's exposure under the guarantee. The Company continues to evaluate its exposure under the guarantee. Mr. Farley has not paid the Company the guarantee fee due in 2000 and 2001 and is in default under the loans and the reimbursement agreement with the Company. The Company began paying interest on the loan in the first quarter of 2000 including interest that was outstanding from the fourth quarter of 1999. Through February 28, 2002, total payments made by the Company on behalf of Mr. Farley's loan aggregated $10,000,000. In addition, unpaid guarantee fees owed to the Company by Mr. Farley through February 28, 2002 aggregated $3,000,000. On May 16, 2000, Fruit of the Loom sent a demand letter to Mr. Farley on account of his reimbursement obligation.

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

         On May 30, 2000, Mr. Farley commenced an adversary proceeding against Fruit of the Loom in the Bankruptcy Court, Farley v. Fruit of the Loom, Inc., Case No. 99-04497, Adv. Proc. No. 00-646 (D. Del.) (the "Remedies Proceeding"). The Remedies Proceeding seeks a declaratory judgment that Mr. Farley is a third-party beneficiary of certain documents with respect to Fruit of the Loom's guarantee of the Farley loan, and thus those documents cannot be altered without his consent. Mr. Farley seeks a judgment that Fruit of the Loom is foreclosed from seeking reimbursement for payments made by Fruit of the Loom to the Farley lenders pursuant to the Farley guaranty until the Farley lenders are paid in full. Fruit of the Loom has filed an answer and counterclaim seeking, among other things, a determination that Mr. Farley is in breach of his reimbursement obligations to Fruit of the Loom and a judgment requiring him to specifically perform his obligations under the reimbursement agreement.

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

         On September 7, 2000, the reference for all three adversary proceedings involving Fruit of the Loom and Mr. Farley was withdrawn to the United States District Court for the District of Delaware and was assigned to Chief Judge Robinson, effective September 27, 2000. Discovery has commenced with respect to all of the adversary proceedings.

         On or about October 27, 2000, the Farley lenders commenced an action in the Supreme Court for the State of New York, County of New York, Bank of America, N.A. v. William F. Farley, Index No. 001604685, against Mr. Farley to enforce his obligations to the Farley lenders. On December 8, 2000, this action was removed to the United States District Court for the Southern District of New York. The Farley lenders assert that Mr. Farley is in default under the Farley loan agreements and seek repayment of the Farley loan pursuant to the loan agreements in an amount equal to approximately $60,000,000. On December 28, 2001, the District Court granted summary judgment in favor of the Farley Lenders and on February 4, 2002, the District Court awarded judgment in favor of the Farley Lenders in the amount of $59,900,000. Mr. Farley has filed a notice of appeal.

         Mr. Holland is also a director of Dollar General and Renfro, a hosiery manufacturer. The Company sells a wide variety of its retail products to Dollar General. Total sales in 2001 to Dollar General aggregated $43,200,000. In addition, the Company licenses the Fruit of the Loom brand to Renfro for hosiery. Total royalty income recorded in 2001 from Renfro aggregated $8,900,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial statements, financial statement schedule and exhibits

         1. Financial Statements

         The financial statements listed in the Index to Financial Statements and Supplementary Data on page 43 are filed as part of this Annual Report.

         2. Financial Statement Schedule

         The schedule listed in the Index to Financial Statements and Supplementary Data on page 43 is filed as part of this Annual Report.

         3. Exhibits

         The exhibits listed in the Index to Exhibits on pages 107, 108, 109 and 110 are filed as part of this Annual Report.

(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated November 9, 2001, reporting under Item 5 that FTL Ltd., FTL Inc. and Berkshire announced that they and certain of their respective subsidiaries have executed a definitive agreement dated November 1, 2001 for Purchaser to acquire substantially all of the Company's basic apparel business operations at a purchase price of $835 million in cash, subject to adjustments.

         The Company filed a Current Report on Form 8-K dated December 14, 2001, reporting under Item 5 that:

           1. On November 29, 2001, Sellers, FTL Caribe, Purchaser, and Berkshire entered into Amendment No. 1 to the Berkshire Agreement pursuant to which the parties agreed to extend the deadline by which the Bankruptcy Court must approve the bidding procedures to December 7, 2001, the failure of which would allow Purchaser to terminate the Berkshire Agreement.

           2. On December 5, 2001, the Bankruptcy Court approved the bidding procedures in open court. The order approving the bidding procedures was entered December 12, 2001.

           3. On December 7, 2001, Sellers, FTL Caribe, Purchaser, and Berkshire entered into Amendment No. 2 to the Berkshire Agreement to reflect changes to the Berkshire Agreement required to conform certain portions of the Berkshire Agreement to the bidding procedures approved by the Bankruptcy Court.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 15, 2002.


                                     FRUIT OF THE LOOM, LTD.

                                     By:  /s/ G. WILLIAM NEWTON
                                        ---------------------------------------
                                                (G. William Newton
                                             Vice President-Finance,
                                         Acting Chief Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 15, 2002.

NAME                                                                             CAPACITY
----                                                                             --------
            /s/ DENNIS S. BOOKSHESTER               Chief Executive Officer (Principal Executive Officer) and Director
--------------------------------------------
            (Dennis S. Bookshester)

              /s/ G. WILLIAM NEWTON                 Vice President-Finance, Acting Chief Financial Officer
--------------------------------------------
              (G. William Newton)                   (Principal Financial and Accounting Officer)

            /s/ SIR BRIAN G. WOLFSON                Chairman of the Board of Directors
--------------------------------------------
             (Sir Brian G. Wolfson)

--------------------------------------------
              (William F. Farley)                   Director

              /s/ HENRY A. JOHNSON                  Director
--------------------------------------------
               (Henry A. Johnson)

                /s/ A. LORNE WEIL                   Director
--------------------------------------------
                 (A. Lorne Weil)

               /s/ JOHN B. HOLLAND                  Director
--------------------------------------------
                (John B. Holland)

               /s/ ROBERT E. NASON                  Director
--------------------------------------------
                (Robert E. Nason)

                    FRUIT OF THE LOOM, LTD. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
                            (IN THOUSANDS OF DOLLARS)


                                                                                ADDITIONS
                                                                                ---------
                                                             BALANCE AT  CHARGED TO    CHARGED TO                   BALANCE
                                                              BEGINNING  COSTS AND       OTHER                       AT END
DESCRIPTION                                                   OF PERIOD   EXPENSES   ACCOUNTS(1)(2) DEDUCTIONS(3)  OF PERIOD
-----------                                                   ---------   ---------  -------------- ------------   ---------
YEAR ENDED DECEMBER 29, 2001:
Reserves deducted from assets to which they apply:
Accounts receivable allowances:
   Doubtful accounts.....................................    $  12,200   $   9,600   $        700    $   5,300     $  15,800
   Sales discounts, returns, and allowances..............       32,600      59,600         18,500       60,000        13,700
                                                             ---------   ---------   ------------    ---------     ---------
                                                             $  44,800   $  69,200   $     19,200    $  65,300     $  29,500
                                                             =========   =========   ============    =========     =========

YEAR ENDED DECEMBER 30, 2000:
Reserves deducted from assets to which they apply:
Accounts receivable allowances:
   Doubtful accounts.....................................    $  10,500   $   2,700   $        600    $   1,600     $  12,200
   Sales discounts, returns, and allowances..............       24,500      31,700          1,000       24,600        32,600
                                                             ---------   ---------   ------------    ---------     ---------
                                                             $  35,000   $  34,400   $      1,600    $  26,200     $  44,800
                                                             =========   =========   ============    =========     =========
YEAR ENDED JANUARY 1, 2000:
Reserves deducted from assets to which they apply:
Accounts receivable allowances:
   Doubtful accounts.....................................    $   6,700   $   4,800   $      1,600    $   2,600     $  10,500
   Sales discounts, returns, and allowances..............        5,300      29,200         13,500       23,500        24,500
                                                             ---------   ---------   ------------    ---------     ---------
                                                             $  12,000   $  34,000   $     15,100    $  26,100     $  35,000
                                                             =========   =========   ============    =========     =========

(1) Reserves included in Other accounts payable and accrued expenses represent a recourse liability retained in connection with Sale of Accounts Receivable in December 1996. Corresponding amounts of $5,400 and $15,500 were deducted from accounts receivable allowances at time of sale.

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
                 Reorganization) pursuant to Section 1125 of the United States
                 Bankruptcy Code with the Bankruptcy Court (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 22, 2001).

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

                                   DESCRIPTION

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

4(j)*     --     $625,000,000 Debtor-in-Possession Credit Facility dated as of December 29, 1999, with Bank of America, N.A. (incorporated by reference to the Company's Current Report on Form 8-K dated
                 December 29, 1999).

4(k)*     --     Amendment No. 1 to post-petition loan and security agreement dated January 14, 2000 by and among Bank of America, N.A.
                 ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower
                 ("Guarantors"). (Incorporated by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 30,
                 2000.)

4(l)*     --     Amendment No. 2 to post-petition loan and security agreement dated February 4, 2000 by and among Bank of America, N.A.
                 ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower
                 ("Guarantors"). (Incorporated by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 30,
                 2000.)

4(m)*     --     Amendment No. 3 to post-petition loan and security agreement dated March 3, 2000 by and among Bank of America, N.A.
                 ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower
                 ("Guarantors"). (Incorporated by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 30,
                 2000.)

4(n)*     --     Amendment No. 4 to post-petition loan and security agreement dated February 9, 2001 by and among Bank of America, N.A.
                 ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower
                 ("Guarantors"). (Incorporated by reference to the Company's
                 Annual Report on Form 10-K for the year ended December 30,
                 2000.)

4(o)*     --     Amendment No. 5 to post-petition loan and security agreement date April 20, 2001 by and among Bank of America, N.A.
                 ("Agent"), Fruit of the Loom, Inc. ("Borrower") and Fruit of the Loom, Ltd. and certain domestic Subsidiaries of Borrower
                 ("Guarantors"). (Incorporated by reference to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 29, 2001.)

10(a)*    --     Fruit of the Loom 1989 Stock Grant Plan dated January 1, 1989
                 (incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1988).

10(b)*    --     Fruit of the Loom 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration
                 Statement on Form S-2, Reg. No. 33-8303).

10(c)*    --     Fruit of the Loom 1992 Executive Stock Option Plan
                 (incorporated herein by reference to the Company's Registration
                 Statement on Form S-8, Reg. No. 33-57472).

10(d)*    --     Fruit of the Loom, Inc. Directors' Stock Option Plan
                 (incorporated herein by reference to the Company's Registration
                 Statement on Form S-8, Reg. No. 33-50499).

                                   DESCRIPTION

10(e)*      --   Fruit of the Loom, Inc. 1995 Non-Employee Directors' Stock
                 Plan (incorporated by reference to Exhibit B to the Company's
                 Proxy Statement for its annual meeting on May 16, 1995 (the
                 "1995 Proxy Statement").

10(f)*      --   Fruit of the Loom, Inc. 1995 Executive Incentive Compensation
                 Plan (incorporated herein by reference to Exhibit A to the 1995 Proxy Statement).

10(g)*      --   Fruit of the Loom, Inc. Executive Incentive Compensation Plan
                 (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its annual meeting on May 17,
                 1994).

10(h)*      --   Stock Pledge Agreement dated as of June 27, 1994 between
                 William F. Farley and Fruit of the Loom, Inc. (incorporated herein by reference to Exhibit 10(b) to the 10-Q).

10(i)*      --   Asset Purchase and Transitional Services Agreement between
                 Farley Industries, Inc. and Fruit of the Loom, Inc.
                 (incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1995).

10(j)*      --   Employment Agreement between Fruit of the Loom, Inc. and
                 William F. Farley (incorporated herein by reference to Exhibit
                 10(k) to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

10(k)*      --   Employment Agreement between Fruit of the Loom, Inc. and Brian
                 J. Hanigan (incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended
                 January 2, 1999).

10(l)*      --   Employment Agreement between Fruit of the Loom, Inc. and G.
                 William Newton (incorporated herein by reference to Exhibit
                 10(m) to the Company's Annual Report on Form 10-K for the year ended January 2, 1999).

10(m)*      --   Employment Agreement between Fruit of the Loom, Inc. and John
                 J. Ray III (incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended
                 January 2, 1999).

10(n)*      --   Fruit of the Loom, Inc. 1996 Incentive Compensation Plan
                 (incorporated herein by reference to the Company's
                 Registration Statement on Form S-8, Reg. No. 333-09203).

10(o)*      --   Purchase and Contribution Agreement dated as of December 18,
                 1996 among Union Underwear Company, Inc., Pro Player, Inc. and
                 Salem Sportswear, Inc., as the Originators and FTL Receivables
                 Company, as the Purchaser (incorporated herein by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10(p)*      --   Receivables Purchase Agreement dated as of December 18, 1996 among FTL Receivables Company, as Seller, Union Underwear
                 Company, Inc., as initial Servicer, Barton Capital
                 Corporation, as Purchaser, and Societe Generale, as Agent
                 (incorporated herein by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1996).

10(q)*      --   Guaranty of Payment dated March 24, 1999 between Fruit of the
                 Loom, Inc. and NationsBank, N.A. as administrative agent
                 (incorporated herein by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
                 January 2, 1999).

10(r)*     --    Asset Purchase Agreement, dated as of November 1, 2001, by and among the Company, FTL Inc., Union Underwear Company, Inc.
                 (together, the "Sellers"), FTL Caribe, Ltd., New FOL Inc.
                 ("Purchaser") and Berkshire (the "Berkshire Agreement")
                 (incorporated by reference to Exhibit 2.1 to the Company's
                 Current Report on Form 8-K dated November 9, 2001).

10(s)*     --    Amendment No. 1 to the Berkshire Agreement (incorporated by reference to Exhibit 2.1 to the Company's

                                  DESCRIPTION

                 Current Report on Form 8-K dated November 29, 2001).

10(t)*     --    Amendment No. 2 to the Berkshire Agreement (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 29, 2001).

10(u)*     --    Disclosure Statement Pursuant to Section 1125 of the
                 Bankruptcy Code with Respect to Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code, dated March 15, 2001 (incorporated by reference to Exhibit
                 99.2 to the Company's Current Report on Form 8-K dated March
                 22, 2001).

10(v)*     --    Disclosure Statement Pursuant to Section 1125 of the
                 Bankruptcy Code with Respect to First Amended Joint Plan of
                 Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code, dated December 28, 2001 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 8, 2002).

10(w)*     --    Disclosure Statement Pursuant to Section 1125 of the
                 Bankruptcy Code with Respect to Second Amended Joint Plan of
                 Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code, dated February 4, 2002 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 15, 2002).

10(x)      --    Amendment No. 3 to the Berkshire Agreement.

10(y)      --    Supplement to Disclosure Statement with Respect to Third
                 Amendment Joint Plan of Reorganization of Fruit of the Loom dated March 19, 2002.

10(z)      --    Third Amended Joint Plan of Reorganization of Fruit of the
                 Loom under Chapter 11 of the Bankruptcy Code.

18*         --   Letter re change in accounting principle (incorporated herein by reference to Exhibit 18 to the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997).

21          --   Subsidiaries of the Company.

23          --   Consent of Ernst & Young LLP.

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